Form 10-K
period 1998-03-31
21ST CENTURY TELECOM GROUP INC
filed 1998-06-29
CIK 1056751

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      Form 10-K

                                      (Mark One)
             X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                          OR

           __      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission File Number:     _______

                          21ST CENTURY TELECOM GROUP, INC.
               (Exact Name of Registrant as specified in its charter)

                 ILLINOIS                             36-4076758
     (State or other jurisdiction of               (IRS employer
     incorporation or organization)              identification No.)

          WORLD TRADE CENTER
          350 NORTH ORLEANS
          SUITE 600
          CHICAGO, ILLINOIS                          60654
     (Address of principal executive office)       (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (312) 470-2100

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NONE

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                         NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __No  X

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ]

         The aggregate market value of the voting stock held by non-affiliates is not applicable as no established public trading market exists for the voting stock of the Registrant.

         The number of shares outstanding of the Registrant's Common Stock, as of June 15, 1998 was 3,489,467.9 shares of Common Stock.

21ST CENTURY TELECOM GROUP, INC.                                 1998 FORM 10-K
--------------------------------------------------------------------------------


                                  TABLE OF CONTENTS

                                        PART I


                                                                          PAGE
                                                                          ----

ITEM 1.        BUSINESS                                                     4
ITEM 2.        PROPERTIES                                                  14
ITEM 3.        LEGAL PROCEEDINGS                                           14
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         14


                                       PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS                                         14
ITEM 6.        SELECTED FINANCIAL DATA                                     17
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                         19
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 21
ITEM 9.        CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING FINANCIAL DISCLOSURE                             22

                                       PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          22
ITEM 11.       EXECUTIVE COMPENSATION                                      26
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                  29
ITEM 13.       CERTAIN RELATIONSHIPS                                       32

                                       PART IV

ITEM 14.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                  34


FORWARD-LOOKING STATEMENTS

         IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY HAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING A REGISTRATION STATEMENT ON A FORM S-4. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.



                                       PART I


ITEM 1.      BUSINESS


     21st Century Telecom Group, Inc. ("21st Century" or the "Company") originally known as "21st Century Cable TV, Inc.", is a Chicago-based company incorporated in October, 1992.

        21st Century is an integrated, facilities-based communications company, which seeks to be the first provider of bundled voice, video and high-speed Internet and data services in selected midwestern markets beginning with Chicago's Area 1. The City of Chicago has awarded the Company a 15-year renewable franchise for Area 1. Area 1 stretches more than 16 miles along Chicago's densely populated lakefront skyline and includes the affluent residential neighborhoods of the Gold Coast, Lincoln Park and Dearborn Park and the nation's second largest business and financial district. The Company has developed and has begun to install and activate an advanced fiber optic network that employs a Distributed Ring-Star architecture characterized by fiber-richness, two-way interactivity and SONET-based redundancy and self-healing attributes (the "DRS Network"). The DRS Network accommodates not only traditional voice and video applications, but also the rapidly growing demand for high-speed data services. The Company believes that its DRS Network provides the Company with significant strategic advantages that differentiate 21st Century from its competitors, such as improved time-to-market, multiple revenue streams, enhanced service quality and reliability, and the provisioning of competitively-priced bundled services.

     The Company has secured a 15-year renewable attachment agreement with the Chicago Transit Authority (the "CTA"), which reduces costly and time-consuming "make-ready" and underground construction for the DRS Network and enables the Company to install and activate the DRS Network rapidly and efficiently by taking advantage of access to the CTA's rail systems. The Company also has secured pole attachment agreements with Commonwealth Edison Company ("Commonwealth Edison") and a subsidiary of Ameritech Corporation ("Ameritech") which provide 21st Century access to scarce pole space within Area 1 to further facilitate deployment of its DRS Network. The decentralized configuration of the DRS Network, which includes distributed hubs and nodes that act "intelligently" to route network traffic efficiently, together with the CTA and the pole attachment agreements, enables network construction to be driven in large part by market demand and revenue potential in contrast to the conventional approach of building a system from the headend outward on a block-by-block basis. To fully exploit this advantage, the Company's sales and marketing strategy is coordinated with ongoing network construction and focused on securing bulk contracts with 125-unit or larger multiple dwelling units ("MDUs"). The Company believes that this strategy will help to identify the optimal sequence of node activation on the DRS Network and tie capital expenditures directly to revenue-producing subscribers.

     21st Century's DRS Network currently provides video, audio and data services. These services include 111 analog video channels, 59 interactive information channels with local content (e.g., train and airline schedules, restaurant menus, local news and sports scores, stock quotes and expressway traffic updates) and 24 specialty audio channels (e.g., international and foreign language programming, BBC radio broadcasts, reading services for the blind, commercial-free music categories and select distant-market FM stations), with significant capacity for additional broadband and narrowband products and services. The Company's residential and small business data product is its shared-four Mbps (Megabits per second) cable modem Internet access service (high speed cable modem), which is delivered at symmetrical speeds more than 125 times faster than the prevalent 28.8 Kbps (Kilobits per second) telephone modem and 25 times faster than an integrated services digital network ("ISDN") modem. The Company is also hosting websites for commercial customers. The Company will also provide switched, facilities-based competitive local exchange carrier ("CLEC") services with last mile connectivity and local dial tone to both commercial accounts and selected residential subscribers. The Company currently provides telephony service on a test basis and plans to begin offering, in the third quarter of 1998, a broad range of competitive telephony services (e.g., local, long distance and enhanced services) to both commercial accounts and selected residential subscribers, most of whom currently have no facilities-based alternative to the service provided over the network of the incumbent local exchange carrier ("ILEC"). The Company will offer high-speed, flexible bandwidth access services concurrent with its build-out of the commercial district.

     21st Century has taken significant steps to implement its business plan and service offerings in Chicago's Area 1. In addition to securing the Area 1 franchise, the CTA attachment agreement and the Commonwealth Edison and Ameritech pole attachment agreements, the Company has (i) constructed and activated its network operations center ("NOC"), which includes a video headend and a data operations center ("DOC"), (ii) completed the northern fiber transport ring of the DRS Network, extending from the downtown business district to the northern portions of the city bordering Evanston, (iii) completed tunnel construction under the Chicago River and begun its southbound fiber transport ring of the DRS network which will extend to 51st street, (iv) secured programming content for approximately 170 channels of video and interactive information programming, (v) constructed and activated portions of the outside fiber distribution network to reach selected MDUs,
(vi) initiated installation processes, billing, call center and customer care services, (vii) secured contracts for more than 4,800 residential subscribers (which includes more than 3,000 new subscribers under 5-year bulk MDU agreements as well as subscribers acquired in early 1997 from an affiliated company) and (viii) passed with its initial distribution facilities more than 11,900 additional potential subscribers. The Company has also entered into a letter of intent for the acquisition and installation of the switching and other ancillary equipment necessary for it to provide telephony services.

BUSINESS STRATEGY AND COMPETITIVE ADVANTAGES

     The Company believes that it can utilize its innovative DRS Network, superior product offerings and other strategic assets to compete strongly in Chicago's Area 1 and other selected markets. 21st Century's strategy and competitive advantages include the following:

     HIGH-CAPACITY, FULL-SERVICE DRS NETWORK.   21st Century intends to
utilize the advantages of its innovative, internally-developed DRS Network architecture to provide fully integrated voice, video and high-speed data services. Key attributes of the DRS Network include (i) an advanced integrated network design built to the rigorous Bellcore standards, (ii) the distribution of switching and traffic routing mechanics at specific locations out on the DRS Network (rather than being concentrated at one point as in conventional networks), allowing the Company to efficiently and economically route traffic regardless of penetration and usage levels, (iii) a SONET-based redundancy and self-healing architecture with both circuit and route diversity, (iv) multiple layers of power redundancy to ensure network reliability and (v) a large fiber capacity permitting delivery of advanced two-way, fully-interactive broadband services, as well as significant unutilized capacity to allow the Company to upgrade services, add applications and develop new product offerings without service interruption or interference.

     COST-EFFECTIVENESS OF THE DRS NETWORK ON A REVENUE-DRIVEN BASIS.   The
decentralized configuration of the DRS Network, combined with the CTA and pole attachment agreements, allows the Company to rapidly and efficiently deploy the DRS Network to accommodate market demand on a revenue-driven basis. This strategy contrasts sharply with the typical approach of building a conventional coaxial cable system from the headend outward on a block-by-block basis. This DRS Network advantage will also allow the Company to efficiently utilize its capital resources to secure larger MDU bulk video contracts which will be used as the basis for node activation; thus, more significant revenue streams should be realized earlier in the planned 3-4 year construction buildout than would be realized by a conventional coaxial cable system buildout. After a large MDU is activated within a node, the Company will then market its premium cable and pay-per-view video services, as well as its high-speed Internet data and, when available, telephony services, to its cable subscribers in order to leverage MDU subscriber relationships. In addition, 21st Century will market its full range of voice, video and high-speed data services to adjacent homes passed. For commercial subscribers, the Company will seek initially to deploy the DRS Network in Chicago's dense central downtown area to (i) small to mid-sized commercial accounts and communications-intensive businesses that have an interest in the Company's high-speed data and Internet services and (ii) organizations such as the Building Owners Management Association and other facilities management companies that influence the selection of communications facilities at multiple buildings, as well as industry associations which the Company believes will encourage member companies to use the Company's services.

      SUPERIOR PRODUCT OFFERINGS ON A BUNDLED BASIS.    The Company believes
that its voice, video, high-speed Internet and data offering will be superior to competitive products currently available in Area 1 in terms of (i) the breadth and quality of the individual product offerings, (ii) the extent of the enhanced service features offered to the customer and (iii) the ability to bundle such product offerings into a simple, convenient and attractively-priced packages. The Company's current video offering includes 111 analog video channels, 59 interactive information channels and 24 specialty audio channels, with significant capacity for additional broadband and narrowband products and services. 21st Century's fiber-rich DRS Network is designed with only one to four amplifiers in cascade between its NOC and the subscriber (compared to up to 40 amplifiers used by conventional networks). This reduction in amplifiers significantly reduces signal degradation and results in higher video quality, increased reliability, superior audio, and greater data transmission accuracy. The Company's interactive information channels, which provide useful local content and information, are currently not available from any other single source in Area
1. The Company's high-speed data offering includes cable modems that provide access to the Internet at 4 Mbps, which is approximately 125 times faster than the prevalent 28.8 Kbps telephone modem and 25 times faster than an ISDN modem. Beginning in the third quarter of 1998, the Company expects to begin marketing a broad range of telephony services (e.g., local, long distance, call waiting, call forwarding, caller ID and three-way calling) to both commercial accounts and selected residential subscribers, most of whom currently have no facilities-based alternative to the service provided over the ILEC's network. The Company's bundled service offering will provide customers with convenient "one-stop shopping," attractive pricing through significant package discounts, a single source for installation and service, and the ease of a single monthly bill.

     STRATEGIC ASSETS.   The Company's core strategic assets include (i) the
15-year renewable franchise granted by the City of Chicago, which permits the construction and installation of a network serving the entirety of Chicago's Area 1 and (ii) the attachment agreement negotiated with the CTA and the pole attachment arrangements negotiated with Commonwealth Edison and Ameritech, which facilitate the timely and efficient buildout of the DRS Network through the utilization of scarce pole space and city infrastructure rights-of-way. Each of these assets is a valuable and important component of the Company's facilities-based business strategy and together would be difficult for another entrant to replicate.

     FIRST-TO-MARKET ADVANTAGES.   The Company seeks to be the
first-to-market in offering bundled voice, video and high-speed data services in Chicago's Area 1 and other selected markets. The Company believes that the rapid buildout of the DRS Network will enable it to acquire a significant customer base and will give it a competitive advantage over other prospective bundled and single-service providers.

     EXPERIENCED MANAGEMENT.   The Company's management team has extensive
and diverse experience in the cable television, Internet, data and telecommunications industries. During the past year, the Company's senior management has demonstrated its expertise by constructing and activating the NOC, completing the northern fiber transport ring of the DRS Network, securing necessary programming content, and initiating services. The Company intends to continue to attract qualified senior-level management with demonstrated expertise from the various industries comprising the Company's service offering.

     SUPERIOR CUSTOMER CARE.   The Company is committed to providing superior
customer care to differentiate 21st Century from its competitors. To accomplish this, the Company has (i) contracted with a third party to provide a single billing statement for its voice, video, Internet and data services (which will facilitate bundled discounting for multiple services, permit customized billing statements and enable monthly, transactional and metered billing to support the Company's planned product lines) and (ii) established a relationship with a leading call center service provider to staff and operate a 24-hour call center. The Company has provided a dedicated toll-free number to the call center for all subscriber needs and has established call center performance parameters. The Company believes that the quality and reliability of its services will result in fewer in-bound subscriber complaints, service requests and other non-revenue producing calls. In addition, the Company has installed sophisticated status monitoring equipment in the NOC and throughout its DRS Network, which should allow the Company to become aware of and remedy many potential problems before they are detectable by subscribers.

     MARKET EXPANSION.   The Company intends to expand its operations to
selected midwestern markets which have the size, demographics and geographical location suitable for its business strategy. Although the Company may consider stand-alone systems, the Company expects to focus on markets in which it can use its Chicago DRS Network and NOC to achieve synergies and economies of scale. In March 1998, the Company was awarded a franchise to provide cable service to the Village of Skokie, a Chicago suburb northwest of the Company's existing Area 1 franchise. Skokie's 23,000 homes will be served by an extension of the Company's DRS Network. In addition, the Company has applied for franchises in a number of cities in suburban Chicago, central, south central and southwestern Michigan, and northern Indiana.

MARKET OVERVIEW

     The City of Chicago is the third largest urban market in the United States and Area 1 is the densest section of the city, characterized by a high concentration of MDUs and commercial office buildings. Area 1 has several significant and attractive attributes, including a relatively high density of 12,000 housing units per square mile (compared with a density for the entire City of Chicago of 5,000 housing units per square mile); more than 300,000 homes (many of which are located in upscale, demographically attractive lakefront neighborhoods); existing cable penetration that the Company believes is significantly below the national average for urban areas and approximately 51,000 employers in the City's prominent business and financial districts, which include such businesses and landmarks as the Chicago Mercantile Exchange, Sears Tower,

Chicago Board of Trade, Chicago Board of Options Exchange, Federal Reserve, Hancock Building, Merchandise Mart, Amoco Tower, major banks and other premier businesses.

INTERACTIVE BROADBAND DRS NETWORK

   DRS NETWORK COMPONENTS.   The DRS Network consists of six main components:
the NOC, the Transport Ring, Transport Hubs, Campus Rings, Campus Hubs and
Nodes.

     The NOC processes voice, video and data signals before they are transported to the rest of the system. The DOC and a video headend are located at the NOC and, when the Company begins to offer telephony service, a telephone switch will also be located at the NOC. The NOC also functions as a gateway to other networks outside the DRS Network. The NOC monitors DRS Network activity and receives real-time information regarding DRS Network performance and power supply status. When the Company begins to offer telephony service, the NOC will monitor the activation of equipment at the premises of the Company's telephony subscribers.

     The Transport Ring, a group of fiber-optic cables that run along the CTA right-of-way, carries voice, video, high-speed Internet and data signals between the NOC and the Transport Hubs. Transport Hubs connect the Transport Ring and the Campus Rings and also provide a diagnostic function by trouble-shooting potential problems on the DRS Network. The Campus Rings are groups of fiber-optic cables that carry voice, video, Internet and high-speed data signals between the Transport Hubs and the Campus Hubs. The Campus Hubs connect the Campus Rings and the lines that feed the Nodes and provide a diagnostic function similar to the Transport Hubs. The Nodes connect the subscribers to the Campus Hubs via coaxial cable. The Nodes represent the point in the DRS Network where light sent over the DRS Network via fiber-optic cable is translated into radio frequencies for delivery to the subscriber. The Nodes also monitor the DRS Network and detect potential problems. The "star distribution" of the DRS Network refers to the star-shaped DRS Network components branching off each Node to the subscribers.

     Delivery of telephony services over the DRS Network will require the installation of switching and other ancillary equipment at the NOC and at the Nodes, where the existing twisted-pair telephone wire will connect to the DRS Network. The Company has executed an agreement for the acquisition and installation of such equipment.

     DESIGN ATTRIBUTES.   The Company's DRS Network was conceived and
designed by the Company's engineers and incorporates SONET, Ring and Star architectures as well as wave-division multi-plexing elements, and includes certain attributes of Hybrid Fiber Coax ("HFC"). Key attributes of the DRS Network include (i) an advanced integrated network design built to the rigorous Bellcore standards, (ii) the distribution of switching and traffic routing mechanics at specific locations out on the DRS Network (rather than being concentrated at one point as in conventional networks), allowing the Company to efficiently and economically route traffic regardless of penetration and usage levels, (iii) a SONET-based redundancy and self-healing architecture with both circuit and route diversity, (iv) multiple layers of power redundancy to ensure network reliability and (v) a large fiber capacity permitting delivery of advanced two-way, fully-interactive broadband services, as well as significant unutilized capacity to allow the Company to upgrade services, add applications and develop new product offerings without service interruption or interference. In addition, the DRS Network is designed with only one to four amplifiers in cascade between its NOC and the subscriber (compared to up to 40 amplifiers used by conventional networks). This reduction in amplifiers significantly reduces signal degradation and results in higher video quality and telephony reliability, a superior audio component and greater data transmission accuracy.

     The DRS Network uses signal processing techniques to deliver communication services such as Internet access and high-speed data, Shared Tenant Services ("STS"), Small Business Services and Plain Telephone Services, which the Company intends to provide directly or in conjunction with strategic business partners. The DRS Network is able to separate data and voice signals from the video signals, which will enable it to provide higher reliability and the advanced network management necessary for residential and commercial data communications and telephony services.

     DRS NETWORK ADVANTAGES.   The DRS Network has several advantages
including (i) intelligent routing of network traffic, (ii) advanced functionality at subscribers' premises, (iii) efficient introduction of new switched and broadband services and (iv) dedicated, two-way, high-speed data connectivity.

          INTELLIGENT ROUTING OF TRAFFIC.   The DRS Network routes traffic
     intelligently using grooming and hairpinning techniques. Grooming is a technique by which voice, video and data signals are kept on the DRS Network, thereby decreasing the reliance on and the costs incurred by using other companies' communications networks. Hairpinning, a type of grooming, is a technique that allows voice, video and data signals to be diverted away from the Company's NOC, where network traffic is likely to be heavy, and routed by Campus Hubs or Transport Hubs.

          ADVANCED FUNCTIONALITY AT SUBSCRIBERS' PREMISES.   The Company uses an
     advanced analog set-top box with 512K RAM and flash memory, which will allow it to provide subscribers additional functions and features. Among such functions and features are interactive data channel capability, impulse pay-per-view, fully computerized addressability, forward and return path capability, bit-mapped graphics, downloadable software capability, fully interactive seven-day electronic program guide, enhanced signal theft protection and dataport connectivity to printers, faxes and personal computers. The Company believes this terminal is designed to readily convert to digital technology at a cost that is competitive with analog industry standards.

          EFFICIENT INTRODUCTION OF NEW SWITCHED AND BROADBAND TECHNOLOGIES. 21st Century should be able to introduce most new switched and broadband technologies to its subscribers without causing service interruption or interference. The DRS Network's architecture has reserved bandwidth from 750MHz to 860MHz. This bandwidth has been allocated for future digital video services representing approximately 90 to 100 channels. While the Company does not anticipate conversion to digital in the near future given the DRS Network's initial 111 analog video channel offering, the DRS Network's large fiber capacity will allow the Company to upgrade services, add applications and develop new product offerings without service interruption or interference.

          DEDICATED, TWO-WAY, HIGH-SPEED DATA CONNECTIVITY.   The DOC allows
     true two-way (duplex), high-speed interactivity. At the DOC a redundant series of routers, servers and switches are installed, from which typical internet service provider ("ISP") functionalities (Domain Naming System, Mail, News, Proxy, etc.) are administered and dual connections to national ISPs are maintained. 21st Century will store the most popular Web pages, along with local content, in servers located in the DOC. By storing these Web pages and local content within the DOC and providing cable modem access to these resources, subscribers can receive any of this information at up to four Mbps, or approximately 125 times faster than the prevalent 28.8 Kbps telephone modem. As a further benefit, since the cable modem is connected directly from the subscriber's PC to the coaxial portion of the DRS Network, there is no need for a second telephone line to access the Internet, no delay associated with dialing into and signing onto a typical ISP's modem service, and no surcharge for making a call into the DOC (as is typically the case with 128 Kbps ISDN service).

     As an integral part of the DRS Network design, the Company has reserved fiber-optic capacity dedicated for providing a wide variety of high-speed data services, including high-speed (up to OC-12) private line quality access to the Internet. The use of multi-protocol switching platforms in both the Campus and Transport hubs and the DRS Network's high fiber count will allow the Company to offer private virtual networks to link offices, buildings and campuses located in Area 1. Further, the high-speed data network will extend to both commercial and residential areas and will support a host of other applications, including telecommuting, distance-learning, software distribution, site mirroring, bulk data transfer and teleconferencing.

BROADBAND SERVICES

     The Company's service offering will include a wide range of voice, video and high-speed data services that the Company expects to provide on a bundled basis. The Company's bundled service offering will provide customers with convenient "one-stop shopping," attractive pricing through significant bundled discounts, a single source for installation and service, and the ease of a single monthly bill.

     VIDEO AND AUDIO.   The Company currently offers 111 analog video
channels, 59 interactive information channels with local content and 24 specialty audio channels, with significant capacity for additional broadband and narrowband products and services. The 111 analog video channels include a basic package of 88 channels, one of the largest basic packages in the United States, designed to appeal to Chicago's ethnic and cultural diversity. Basic video channels for business customers also include specialized business programming such as Bloomberg, CNN, CNN Financial, and Knowledge TV. This specialized business programming will be combined with downlink teleconferencing from the NOC. Programming for the Company's video offering comes from national and local networks, including most major networks such as ESPN, HBO, Showtime, Disney, CourtTV, and local Chicago affiliates of ABC, CBS, NBC and Fox. The video offering includes an on-screen, 7-day interactive program guide, one-button VCR recording and near-video-on-demand pay-per-view movies, with start times every 30 minutes, 24 hours per day. The Company also plans to offer a custom camera-monitored security channel for apartment and condominium buildings that execute master agreements with the Company.

     Also included in the Company's basic video package are 59 interactive information channels, which include local bus and train schedules, airline schedules, employment ads, restaurant menus, local news and sports scores, stock quotes, expressway traffic updates, personal ads, and other relevant local content (including building-specific information for large MDU accounts). The Company plans to expand its interactive information offering to 100 channels during 1998. This server-delivered information is accessed on the customer's television via a specialized universal remote control.

     The Company's 24 specialty audio channels include international and foreign language broadcasts (selected to appeal to concentrations of nationalities residing in Chicago's Area 1), BBC radio broadcasts, reading services for the blind, commercial-free music categories, and select distant-market FM stations.

     HIGH-SPEED INTERNET AND DATA SERVICES.   The Company provides high-speed
Internet access services using a high-speed cable modem in much the same way customers currently receive Internet services over a modem linked to the local telephone network. The cable modems presently being used with the Company's DRS Network will operate at 4 Mbps, which is approximately 25 times faster than ISDN modems, and more than 125 times faster than the prevalent
28.8 Kbps analog modems. The customer's cable line (with cable modem) will be connected directly into the Internet. Because the cable modem connects through a cable line rather than through a telephone line, the Internet connection will always be active and there will be no need to dial up for access to the Internet or wait to connect through a port leased by an ISP. The Company is also hosting websites for commercial customers and expects to offer private virtual networks to link offices, buildings or campuses located throughout the franchise area. In addition to supporting cable modem services for Internet access, the DRS Network is capable of connecting computers or computer networks via a separate fiber connection. By connecting computers or computer networks at multiple locations, subscribers can establish virtual local area networks, over which they can transport data. The Company expects to offer such connections, which will enable subscribers to conduct video conferences, provide Internet-protocol telephony services, conduct electronic commerce, connect hospitals and universities for tele-medicine and distance-learning applications and access office networks with the same speed and functionality as office desktop computers.

     TELEPHONY.   The DRS Network will allow the Company, after installation of the requisite telephony equipment and completion of a network interconnection with Ameritech, to act as a facilities-based CLEC offering telecommunications services with last mile connectivity and local dial tone. The Company anticipates that the necessary equipment and installation will cost approximately $40 million over five years, and that the installation necessary for the Company to begin providing telephony service will take approximately five to six months. The Company plans to begin offering, in the third quarter of 1998, a broad range of competitive telephony services (e.g., local, long distance and enhanced services) to both commercial accounts and selected residential subscribers, most of whom currently have no facilities-based alternative to the service provided over the ILEC's network. The selected residential customers to which the Company will offer telephony services initially will be limited to those residing in, or in close proximity to, MDUs containing 24 or more residences, but the Company expects that the threshold number of residences in MDUs to which this service can be viably offered will be reduced over time. The Company anticipates that its telecommunications service offerings will include local service, long-distance and enhanced service packages. Enhanced services will include custom calling features such as call waiting, call forwarding and three-way calling. The Company also expects to offer more advanced custom local area signaling services ("CLASS") features, such as caller ID and caller masking and plans to offer voice mail as an optional service. The Company expects to provide long-distance service on a resale basis from one or more national interexchange carriers. The Company also plans to make available to businesses Centrex services and PBX trunk provisioning. The Company anticipates that it will establish wireless and paging services on a resale basis.

     The Company will be required to rely on local exchange carriers ("LECs") and interexchange carriers to provide communications capacity or interconnection for its local and long-distance telephone service. On April 20, 1998, the Company executed an interconnection agreement with Ameritech, pursuant to the 1996 Telecom Act. The Company expects to obtain access to Ameritech's telephone network under this interconnection agreement which requires the approval of the Illinois Commerce Commission. The terms of its interconnection agreement are similar to those contained in interconnection agreements between Ameritech and other telephony providers previously approved by the Illinois Commerce Commission. In addition, the 1996 Telecom Act established certain requirements and standards for interconnection arrangements, and the Company's interconnection agreement with Ameritech is based, in part, on such requirements. However, these requirements and standards are still being developed and implemented by the FCC in conjunction with the states through a process of negotiation and arbitration.

     The DRS Network is capable of providing telephony services, but will require the installation of switching and other ancillary equipment at the NOC and at the nodes, where the customer's existing twisted-pair telephone wire will connect to the DRS Network. The Company has entered into an agreement with Northern Telecom Inc. ("Nortel") for the acquisition and installation of such equipment.

     FUTURE BROADBAND SERVICES.   The Company believes that the DRS Network
will enable it to provide additional broadband services in the future, including (i) high-speed data transmission connecting homes and offices ("extranets"), (ii) wholesale transport and interconnection (local loop) services to connect long-distance carriers to their customers, (iii) security services, including closed-circuit television security monitoring and alarm systems, and (iv) interactive energy management services, which involve active monitoring by the customer of energy usage and cost. The Company plans to seek strategic partnerships and alliances to provide a number of these services.

SALES AND MARKETING

     21st Century seeks to capitalize on its position as a new communications company that brings competition, choice and innovative bundling of communications products to the residential and commercial markets covered by its DRS Network.

     RESIDENTIAL MARKETING.   The Company's marketing plan for residential
customers is initially focused on establishing relationships with the managers of residential rental properties, developers, and presidents of condominium associations which the Company expects will lead to long-term bulk bundled service contracts with the residents of targeted MDUs. Once the Company has entered into bulk MDU contracts and has connected its DRS Network to the buildings, the Company will then market its premium cable and pay-per-view video services, as well as its high-speed data and, when available, telephony services, to its cable subscribers in order to leverage its existing MDU subscriber relationships. In addition, the Company will utilize direct mail and personal sales calls to market its full range of voice, video, Internet and data services to homes passed.

     COMMERCIAL MARKETING.   The Company's commercial marketing plan is
initially focused on Chicago's central downtown "Loop"area due to the heavy concentration of potential commercial accounts. Further, the Company expects to focus on small to mid-sized commercial accounts (under 50 employees), a market the Company believes has been underserved by the incumbent providers and which has the potential for higher margins and greater interest in switching carriers for better pricing and customer care. Because the Company is not yet widely known, it will seek to acquire visibility and recognition by selling to well-known, communications-intensive accounts that have an interest in the Company's high-speed Internet and data services. At the same time, the Company's sales staff will seek to develop relationships with organizations such as the Building Owners Management Association and other facilities management companies that influence the selection of communications facilities installed at multiple buildings, as well as industry associations which the Company believes will encourage member companies to use the Company's services.

     The Company will also focus its marketing efforts on the commercial market outside of Chicago's central downtown area, which is made up primarily of small businesses operating in strip malls, commercial boulevards or small-office/home-office environments. This market has an expanding diversity of communications needs which 21st Century believes are well-suited to the bundled products offered by the Company. The Company plans to focus its marketing efforts to these subscribers on its high-speed data service capabilities, which the Company believes will be an attractive alternative to data connectivity via the lower-speed, twisted-pair copper lines that are currently available.

     SALES AND MARKETING STAFF.   The Company's sales and marketing staff
currently consists of 28 professionals. The Company expects to increase this staff to approximately 36 by the first quarter of 1999. The sales and marketing staff is comprised of a commercial division and a residential division, each headed by a manager who supervises various account executives. In addition, the Company has contracted with a third-party organization for sales support on an interim basis to assist the Company in marketing and selling its services to certain homes passed. The Company has selected its account executives for the collective diversity of their industry experience across cable television, telephony and data communications sectors.

CUSTOMER CARE

     The Company believes that customer care is an essential element of its operations and is committed to providing superior customer care to differentiate it from its competitors. The Company believes the quality and reliability of its services will result in fewer in-bound subscriber complaints, service requests and other non-revenue producing calls. In addition, the Company has installed sophisticated status-monitoring and diagnostic equipment on both the NOC and its DRS Network, which should allow the Company to become aware of and remedy many potential problems before they are detectable by subscribers.

     BILLING.   The Company has contracted with a third party to provide a single billing statement for its voice, video, Internet and data services. This technology will facilitate bundled discounting for multiple services, permit customized billing statements and permit monthly, transactional and metered billing to support the Company's planned product lines. The third party's billing and information management system is currently integrated for video, internet and data services, and is in the beta testing phase for integrated voice, video and Internet and data services. If an integrated billing and information management system for all services is not commercially available when the Company begins providing telephony service, the Company's customers will still receive a single billing statement, but such statement will be generated from two separate billing and information management systems.

     CUSTOMER SERVICE REPRESENTATIVES.   The Company has established a
relationship with a leading call-center services provider to outsource its customer service operations. The call center is currently staffed with six full-time customer service representatives ("CSRs") trained to handle calls 24 hours per day, 365 days per year. An additional 20 CSRs have been trained and will be available to the Company as demand requires. Each CSR is required to have a thorough understanding of the Company's service offerings. The Company has provided a dedicated toll-free number to the call center for all subscriber needs and has established call center performance parameters.

COMPETITION

     All of the Company's principal business activities are highly competitive. The Company's competitors include some of the nation's largest regional and independent local exchange carriers as well as cable television providers, Internet service providers, satellite-based companies, and long-distance carriers. Many of these carriers have substantially greater access to capital than 21st Century, and significantly greater experience than the Company in providing voice, video, Internet and data services.


CHICAGO FRANCHISE

     21st Century was awarded a 15-year renewable franchise effective June 1996 by the City of Chicago for the construction of a fiber cable network in Chicago's Area 1, representing one of the first second-provider franchise awards for a large urban area. Under this 15-year renewable franchise, the Company has been granted unrestricted access to the public right-of-way to construct, operate and maintain its DRS Network to all residential and commercial subscribers in the franchise area. The franchise requires that the Company provide ubiquitous service to all residential subscribers in the franchise area in accordance with a specified time schedule, and allows the Company to selectively provide service to the franchise area's business and financial districts.

SKOKIE FRANCHISE

     In March of 1998, 21st Century was awarded a 15-year renewable franchise by the Village of Skokie. The City boundaries of Skokie are contiguous with a portion of the Chicago Area 1 franchise (at the NW corner). The Skokie franchise area consists of 23,000 homes, 2,800 businesses, and 38,000 employees.

     Franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards, minimum number of channels and the provision of free service to schools and certain other public institutions. The Company believes that the conditions in its franchises in Chicago's Area 1 and Skokie are fairly typical. The franchises obligate the Company to meet a number of local regulatory requirements, including (i) notices to subscribers of service and fee changes, (ii) system design, construction, maintenance and technical criteria that, among other things, require that the system be fully constructed within specified times, (iii) interconnection with other cable operators serving the municipalities for purposes of public, educational and governmental ("PEG") and leased access, (iv) various payments to the Chicago Access Corporation ("CAC") for PEG local access obligations, including an annual payment of one percent of annual gross revenues for PEG/I-Net, (v) preservation of channel capacity for PEG local access, (vi) equal employment and affirmative action requirements and (vii) development and fulfillment of standards for customer service and consumer complaints. The Company is required to pay a fee for both the Chicago and Skokie franchise to the issuing authority equal to 5% of gross revenues received from the operation of its cable television system.

EMPLOYEES

     At March 31, 1998, the Company had 127 full-time employees. The Company considers its relations with its employees to be satisfactory. The Company recruits from several major industries for employees with skills in voice, video, Internet, and data technologies.

ITEM 2.     PROPERTIES

     The Company entered into a 15-year lease, dated January 31, 1997 (the "Apparel Lease") for its headquarters and NOC, located at 350 N. Orleans, Suite 600, Chicago, IL 60654. The Apparel Lease which covers 32,422 square feet, will be increased on July 1, 1998 to cover 40,397 square feet.

     The Company's principal physical assets consist of fiber optic network and equipment, located either at the equipment site or along the DRS Network. The Company's distribution equipment along the DRS Network is generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The Company's franchise from the City of Chicago gives the Company rights of way for its DRS Network. The physical components of the DRS Network require maintenance and periodic upgrading to keep pace with technology advances. The Company believes its properties, taken as a whole, are in good operating condition and are suitable for the Company's business operations.


ITEM 3.     LEGAL PROCEEDINGS

        The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's financial condition, results of operation, or cash flow.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS


Common Stock

     There is no established public trading market for the Company's Common Stock, and accordingly, no high and low bid information or quotations are available with respect to the Company's Common Stock. At March 31, 1998, there were 3,489,467.9 shares of Common Stock outstanding and held of record by approximately 60 shareholders. At March 31, 1998, options and warrants to purchase an aggregate of 3,298,563.5 shares of Common Stock were outstanding. All outstanding options and warrants provide for antidilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in the corporate structure of the Company.

     The Company has filed with the Securities and Exchange Commission (the "Commission"), a Registration Statement on Form S-4 (including all amendments thereto the "Registration Statement") under the Securities Act of 1933, with respect to the New Notes and the New Exchangeable Preferred Stock (as defined in the Registration Statement) offered in connection with the exchange offer.
 For further information with respect to the Company, the New Notes and New Exchangeable Preferred Stock offered in connection with the exchange offer, reference is made to the Registration Statement and the exhibits and schedules filed therewith. The Registration Statement, including exhibits and schedules thereto, may be inspected without charge at the Commission's principal office in Washington, D.C., and copies of all or any part thereof may be obtained from such office after payment of fees prescribed by the Commission. The Commission also maintains a Web site that contains such information. The address of the Commission's Web site is http://www.sec.gov.

RIGHTS OF CLASS A CONVERTIBLE 8% CUMULATIVE PREFERRED STOCK SHAREHOLDERS

     The Class A Convertible 8% Cumulative Preferred Stock (the "Class A Preferred Stock") shareholders possess the right to require the sale of the Company. This provision provides that at any time and from time to time after the fourth anniversary of the date of issuance of the senior discount notes and senior cumulative exchangeable preferred stock and ending on the earlier of the consummation of a qualified public offering and the seventh anniversary of the date of issuance of the senior discount notes, the Class A Preferred Stock shareholders have the right to require the sale of the Company.

     In addition, the holders of the Class A Preferred Stock are collectively in a position to control the taking of many significant corporate actions by the Company, including the making of any significant capital commitments, the incurrence of any significant indebtedness, merger and the payment of dividends on the common stock, pursuant to agreements which provide that prior to taking such actions, the Company will need to obtain the approval of the nominees to the Board of Directors of the holders of the Class A Preferred Stock. These rights have been modified by the covenants related to the 12 1/4% Senior Discount Notes.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its capital stock in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the expansion of the Company's operations. Future declaration and payment of dividends, if any, will be determined in light of the then-current conditions, including the Company's earnings, operations, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. In addition, the Company's ability to pay dividends is limited by the terms of the Indenture governing the New Notes, the Amended Articles and the terms of the Company's existing preferred stock.

RECENT SALES OF UNREGISTERED SECURITIES

     In September 1997, pursuant to a Purchase, Joinder and Waiver Agreement (the "Purchase Agreement"), the Company issued 63.3 shares of Class A Convertible 8% Cumulative Preferred Stock at a price of $15,793.84 per share, and warrants to purchase up to 53,271 shares of Common Stock at a price of $.000001 per share to Consolidated Communications, whose President and Chief Executive Officer at such time was Mr. Currey, a Director of the Company at that time and currently the Company's President and Chief Operating Officer.

     In November 1997, pursuant to a Purchase, Joinder and Waiver Agreement, the Company issued 9.5 shares of Class A Convertible 8% Cumulative Preferred Stock at a price of $15,793.84 per share, and warrants to purchase up to 7,990.6 shares of Common Stock at a price of $.000001 per share to Mr. Webster, the Company's Chief Financial Officer.

     In January 1998, the Company agreed to issue an aggregate of 550,362.2 shares of Common Stock and an equal number of shares of non-voting Common Stock, for a total of 1,100,724.3 shares. These shares are issuable in exchange for the initial and debt warrants, which arose from the purchase of Class A Convertible 8% Cumulative Preferred Stock and were assigned a value of $2,343,746. The beneficial holders of such shares include Purnendu Chatterjee, JK&B Capital, William Farley, Boston Capital Ventures III, L.P., Thomas Neustaetter, Edward T. Joyce, David Kronfeld, Glenn W. Milligan and Charles E. Kaegi, M.D.

     Also in January 1998, certain shareholders, including Messrs. Milligan, Joyce and Kaegi, purchased an additional 95.4 shares of Class A Convertible 8% Cumulative Preferred Stock at a price of $15,793.84 per share.

     In February 1998, the Company sold in a private placement $200 million of 12-1/4% Senior Discount Notes Due 2008 ("the Senior Discount Notes"), and $50 million of Units, consisting of 13-3/4% Senior Cumulative Exchangeable Preferred Stock Due 2010 (the "Exchangeable Preferred Stock") and Warrants to purchase 438,870 shares of Common Stock.

     In April 1998, pursuant to a Purchase, Joinder & Waiver Agreement, the Company agreed to issue 6.3316 shares of Class A Convertible 8% Cumulative Preferred Stock at a price of $15,793.84 per share and warrants to purchase 5,327.1 shares of Common Stock at a price of $.000001 per share to Wendy Dietze, Managing Director of Credit Suisse First Boston Corporation. In addition 2,248.9 shares of voting common stock and 2,248.9 shares of non-voting common stock will be issued in conjunction with this sale.

                                      PART II

ITEM 6.     SELECTED FINANCIAL DATA  (1994 - 1998)

     The following table sets forth selected financial and operating data for the Company. The selected financial and operating data as of and for the periods ended March 31, 1998, 1997, 1996, and 1995 have been derived from the audited financial statements of the Company. The selected financial and operating data as of and for the period ended March 31, 1994, has been derived from the unaudited financial statements of the Company and, in the opinion of the Company, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of such information. The selected financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included elsewhere in this Form 10-K.


                                                           YEAR ENDED MARCH 31,
     STATEMENT OF OPERATIONS DATA:               1998               1997              1996               1995              1994
Subscriber revenues                     $        189,023   $         27,480  $            --    $            --    $            --
Operating expenses                             2,023,310            200,911             9,617                --                 --
Selling, general and
     administrative expenses                  10,216,919          2,337,534           694,122            624,963            253,205
Depreciation and
     amortization                              1,411,847            170,108           108,182             38,923             11,770
                                          ---------------    ---------------   ---------------      -------------      -------------
Operating loss                               (13,463,053)        (2,681,073)         (811,921)          (663,886)          (264,975)
Amortization of issuance costs on
    senior discount notes                       (218,411)               --                --                 --                 --
Interest income                                2,373,867            301,624               --                 --                 --
Interest expense                              (3,722,947)          (437,843)         (214,688)          (115,428)         (  38,055)
                                          ---------------    ---------------   ---------------      -------------      -------------
Net loss                                     (15,030,544)        (2,817,292)       (1,026,609)          (779,314)          (303,030)
Preferred stock requirements                  (4,234,463)          (478,981)              --                 --                 --
                                          ---------------    ---------------   ---------------      -------------      -------------
Net loss attributable to
     common shares                        $  (19,265,007)    $   (3,296,273)   $   (1,026,609)    $     (779,314)       $  (303,030)
                                          ---------------    ---------------   ---------------      -------------      -------------
                                          ---------------    ---------------   ---------------      -------------      -------------
Weighted average common
     shares outstanding                        2,615,061          1,988,365         1,609,129          1,508,000          1,470,288
Basic and diluted
     net loss per common share            $        (7.37)    $        (1.66)   $         (.64)    $         (.52)    $         (.21)
                                          ---------------    ---------------   ---------------      -------------      -------------
                                          ---------------    ---------------   ---------------      -------------      -------------
OTHER DATA:
Capital expenditures                      $   15,665,047       $    246,863    $          --      $          --      $          --
Number of subscribers
     (end of period)                               4,814              1,734               --                 --                 --
Deficiency in earnings to cover
    combined fixed charges                    19,265,007          3,296,273         1,026,609            779,314            303,030
Deficiency in earnings to cover
    interest charge                           15,030,544          2,817,292         1,026,609            779,314            303,030
Deficiency in earnings to cover
    preferred stock requirements              15,102,731          2,840,046              N/A                N/A                N/A


BALANCE SHEET DATA
     (END OF PERIOD):
Total assets                             $   262,732,604        $14,396,708      $  1,664,877         $  847,659         $  428,914





Total liabilities                            212,301,162            562,082         3,409,433          1,910,781            726,450
Total redeemable preferred
     stock                                    46,492,812         16,794,963               --                 --                 --
Total shareholders' equity                     3,938,630         (2,960,337)       (1,744,556)        (1,063,122)          (297,536)


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


GENERAL

     21st Century was awarded a franchise in 1996 by the City of Chicago that allows for the construction of the DRS Network in Chicago's Area 1. Under this 15-year renewable license, the Company is granted unrestricted access to the public right-of-way to construct, operate and maintain its DRS Network to
all residential and commercial subscribers.   Since inception, the Company's
principal focus has been the development of its communications business in Chicago's Area 1.

     The Company has incurred net losses in each year since its inception, and as of March 31, 1998, the Company had an accumulated deficit of $24,787,871. As the Company anticipates that it will continue to expand its operations, it anticipates that it will continue to incur net losses during the next several years as a result of (i) substantially increased depreciation and amortization from the construction of networks, (ii) significantly increased operating expenses as it builds its subscriber base and (iii) interest charges associated with the Senior Discount Notes. There can be no assurance that growth in the Company's revenues or subscriber base will occur or that the Company will be able to achieve or sustain profitability or positive cash flow.

RESULTS OF OPERATIONS

     TWELVE MONTHS ENDED MARCH 31, 1998 COMPARED TO TWELVE MONTHS ENDED MARCH 31, 1997.

     REVENUES.   The Company generated subscriber revenues of $189,023 for
the twelve months ended March 31, 1998. Subscriber revenues for the twelve months ended March 31, 1997 were $27,480. The commencement and ramp up of subscriber revenues resulted principally from the purchase of 1,734 bulk subscribers from an affiliated entity during January 1997. By the end of March 31, 1998, the Company was providing service to 3,052 subscribers in 14 bulk MDUs and pursuant to certain right of entry ("ROE") contracts. As of March 31, 1998, there were 1,762 backlogged connection orders for both bulk MDU and ROE customers.

     EXPENSES.   The Company incurred operating expenses of $2,023,310 and
$200,911 for the twelve months ended March 31, 1998 and 1997, respectively. The increase in operating expenses resulted from activities required to accelerate the network build-out, operate the franchise and deliver services.
 The component of operating expenses that represents network operating costs related to the delivery of cable and telecommunications services increased from $12,653 for the twelve months ended March 31, 1997 to $1,345,921 for the twelve months ended March 31, 1998. This increase is directly related to the continued ramp-up in the design and construction of the network as well as the addition of employees. The component of operating expenses that represents local access, origination programming fees and franchise fees increased from $188,258 for the twelve months ended March 31, 1997 to $677,389 for the twelve months ended March 31, 1998. Programming fees for the upgraded channel lineup made possible by the fiber enriched network increased from zero dollars to more than $195,000. Public Educational and Government (PEG) access programming fees which are payable to the Chicago Access Corporation (CAC) amounted to over $250,000 as annual installment payments of $100,000 for 1997 and 1998 were paid in fiscal 1998. Access costs required to offer Internet services paid to both wholesale ISPs and exchange carriers that lease transport to the wholesale ISPs added $125,000 to 1998 expenses. Depreciation and amortization costs were $1,411,847 and $170,108 for the twelve months ended March 31, 1998 and March 31, 1997, respectively. The increase in depreciation and amortization costs is primarily attributable to the amortization of leasehold improvements upon the occupation of the space in the Apparel Center and the depreciation of the network equipment as it is placed into service. Selling, general and administrative expenses were $10,216,919 and $2,337,534 for the twelve months ended March
31, 1998 and March 31, 1997, respectively. The increase in selling, general and administrative expenses reflects the Company's acquisition of subscribers, promotion costs, the addition of employees, and compensation expense related to stock options granted to certain officers and employees in October 1997. Interest expense increased from $437,843 to $3,722,947 due primarily to the interest associated with the Senior Discount Notes issued in February 1998. Interest income increased from $301,624 to $2,373,867 due primarily to interest earned on the increased level of cash held by the Company as a result of the issuance of the Senior Discount Notes and Exchangeable Preferred Stock in February 1998. Amortization of issuance costs on Senior Discount Notes of $218,411 for the year ended March 31, 1998 resulted from the issuance costs associated with the Senior Discount Notes issued in February 1998 and their subsequent amortization.

     NET LOSS.   For the twelve months ended March 31, 1998 and 1997, the
Company incurred net losses amounting to $15,030,544 and $2,817,292, respectively. The Company expects its net losses to continue to increase as it introduces new services and as the Company continues to build-out the DRS Network and seeks to expand its business.


     YEAR ENDED MARCH 31, 1997 COMPARED TO THE YEAR ENDED MARCH 31, 1996.

     The Company's net loss of $2,817,292 in fiscal 1997 was an increase over the net loss of $1,026,609 in 1996. The higher losses reflect primarily the additional activities undertaken to prepare for the initiation of services in 1997. These activities accelerated in February 1997 with the close of the Company's initial private preferred stock offering. Operating expenses increased to $200,911 in fiscal 1997 from $9,617 in fiscal 1996 primarily due to local access and origination programming support as required by the franchise agreement. Selling, general and administrative expenses increased to $2,337,534 in fiscal 1997 from $694,122 in fiscal 1996. This increase was primarily due to higher payroll-related costs of $675,574, increased legal and professional fees of $561,167, higher bank fees of $130,706 and increased occupancy costs of $122,991. Interest expense increased by $223,155 due to the additional interest on the revolving credit note outstanding for most of fiscal 1997. Depreciation and amortization increased due to higher balances subject thereto. Interest income was $301,624 for the year ended March 31, 1997. There was no interest income for the year ended March 31, 1996. The increase in the interest income is the result primarily of two factors. The first factor relates to the accrued interest associated with prepayment of the franchise fees in June and July 1996. This factor accounts for approximately $217,000 of the increase. The second factor is the higher overall cash balance created by the infusion of cash associated with the preferred equity offering in January 1997. This factor accounts for approximately $84,000 of the increase.

LIQUIDITY AND CAPITAL RESOURCES

     The cost of development, construction and start-up activities of the Company will require substantial capital. As of March 31, 1998, the Company had expended more than $3,800,000 related to the acquisition of the franchise for Chicago's Area 1, including $3,000,000 to the City of Chicago for prepaid franchise fees. The Company also purchased 1,734 bulk video subscribers from an affiliated entity in January 1997 for $3,381,300.

     Net cash used in operating activities was $8,080,516 for the twelve months ended March 31, 1998, $6,910,766 for the year ended March 31, 1997, and $611,227 for the year ended March 31, 1996. Net cash used in operating activities for the twelve months ended March 31, 1998 resulted principally from the Company's net loss from operations and purchases of inventory, offset by increases in accounts payable, amortization of the discount on the Senior Discount Notes, depreciation expense and the compensation expense recognized related to the stock option plan. Net cash used in operating activities for the year ended March 31, 1997 resulted from the net loss from operations and increases in prepayments consisting primarily of the $3,000,000 prepayment of franchise fees to the City of Chicago and decreases in various payables made possible by the equity infusion of approximately $20 million. Net cash required for operations in 1996 resulted primarily from net losses and increases in deferred legal costs offset by increases in various payables incurred during the acquisition of the Area 1 franchise.

     Cash flow used in investing activities totaled $25,665,047 in the twelve months ended March 31, 1998 and $3,628,163 in the year ended March 31, 1997. Cash requirements in the twelve months ended March 31, 1998 consisted of the cost of building and equipping the NOC, facilitating the corporate headquarters and network construction. In addition, $10 million was invested in a security which matures on December 7, 1998. Cash requirements in the year ended March 31, 1997 consisted primarily of the purchase of 1,734 Area 1 bulk subscribers for $3,381,300.

     Cash flow from financing activities was $243,154,859 in the twelve months ended March 31, 1998, $18,768,915 in the year ended March 31, 1997, and $608,765 in the year ended March 31, 1996. In the twelve months ended March 31, 1998, the private sale of $200 million in Senior Discount Notes; the sale of $50 million in Exchangeable Preferred Stock; and the sale of Class A Preferred Stock; generated a net of $192,113,175, $48,025,236, and $2,597,380, respectively. For the year ended March 31, 1997 approximately $20,000,000 of cash flow was generated through the private sale of preferred equity. In fiscal 1996, cash flow from financing activities was generated by the private sale of $342,000 in common stock to a small group of Chicago investors and the sale of $266,765 in convertible debentures to existing shareholders.

     The Company estimates that its aggregate capital expenditure requirements related to DRS Network construction in Area 1 for the period ended March 31, 1998 and for the fiscal years 1999, 2000 and 2001, the time frame in which construction of the DRS Network in Area 1 is expected to be completed, will total approximately $270 million, of which between approximately $90 million to $120 million is expected to be spent during calendar year 1998. The Company will fund these expenditures from the net proceeds of the Senior Discount Notes and the Exchangeable Preferred Stock. In order to retain funds available to support its operations, the Company has no expectation of paying cash interest on the Notes or cash dividends on the Exchangeable Preferred Stock prior to February 15, 2003. The Company may require additional financing in the future if it begins to develop additional franchise areas or if the development of Area 1 in Chicago is delayed or requires costs in excess of current expectations. The Company has entered into a commitment letter with BankBoston, N.A. and Bank of America NT&SA for a $50 million bank revolving credit facility to provide supplemental financing. There can be no assurance that the Company will be able to obtain such proposed bank financing or any such additional debt or equity financing, or that the terms thereof will not be unfavorable to the Company or its existing creditors or investors.

     While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have an effect on some of its customers and suppliers, and thus indirectly affect the Company. The Company is in contact with its major suppliers regarding this issue. However, it is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems, although the Company does not anticipate it will have a material adverse affect on its business.

ITEM 7A.    QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data required under Item 8 of Part II are set forth in Part IV, Items 14(a)(1) of this Form 10-K.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       During the two years preceding March 31, 1998, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices, or financial statement disclosure.


                                      PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The current directors and executive officers of the Company are listed below. Directors and executive officers of the Company are elected to serve until they resign or are removed, are otherwise disqualified to serve or until their successors are elected and qualified.

            NAME              AGE   POSITION(s) WITH COMPANY
    -----------------------   ---   -----------------------------------------
     Glenn W. Milligan ....    50   Chairman of the Board and Chief Executive
                                    Officer
     Robert J. Currey .....    52   President, Chief Operating Officer and
                                    Director
     Ronald D. Webster ....    48   Chief Financial Officer
     Jay E. Carlson .......    36   Chief Technical Officer
     Stephen M. Lee .......    42   Senior Vice President of Internet and Data
                                    Services
     Susan R. Quandt ......    43   Senior Vice President of Corporate
                                    Marketing/Sales
     John Brouse ..........    49   Vice President of Network Operations
     Roxanne Jackson ......    33   Vice President of Human Resources
     Eric D. Kurtz ........    34   Vice President of Corporate Development
                                    and Regulatory Affairs
     Edward T. Joyce ......    56   Director
     Dr. Charles E. Kaegi .    48   Director
     David Kronfeld .......    50   Director
     James H. Lowry .......    58   Director
     Thomas M. Neustaetter     46   Director


     GLENN W. MILLIGAN, the Company's founder, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in October 1992. Prior to founding the Company, Mr. Milligan was President and Chief Executive Officer of 21st Century Technology Group, Inc. from April 1986 to October 1992. From July 1985 until March 1986, Mr. Milligan served as Regional Director for the Walt Disney Company, where he was responsible for sales and marketing in eight midwestern states. From March 1984 to March 1985, Mr. Milligan served as Area Manager of the Midwest offices of Showtime Networks, Inc. and Regional Sales Director of their North Central offices from March 1985 to June 1985. From July 1979 to November 1983, Mr. Milligan was the Chief Executive Officer of DAEOC, Inc., a diversified government contractor.

     ROBERT J. CURREY has served as a Director of the Company since February 1997 and was named President and Chief Operating Officer on March 1, 1998. Mr. Currey served as Group President of Telecommunications Services for McLeod USA, a wholly owned subsidiary of McLeod, Inc., from September 1997 through February 1998. Mr. Currey continues to serve on the board of directors of McLeod USA. From March 1990 until September 1997, he served as President and Chief Executive Officer of Consolidated Communications. From 1988 to 1990, Mr. Currey served as Senior Vice President of Operations and Engineering at Citizens Utilities Company in Stanford, Connecticut. From 1987 to 1988, Mr. Currey served as Executive Vice President at US Sprint in Kansas City, Missouri.

     RONALD D. WEBSTER joined the Company as Chief Financial Officer in September 1997. He was previously Vice President and Treasurer at Telephone Data Systems, Inc., where he served from April 1988 until August 1997. Prior thereto, he held executive positions with Ideal School Supply Corp. and Trans Union Corporation.

     JAY E. CARLSON has served as the Company's Chief Technical Officer since March 1997. From October 1989 to March 1997, Mr. Carlson was the Fund Engineering Director for Jones Intercable, Inc. where he was responsible for engineering operations in the Western region. He was also instrumental in the design and construction of Jones Intercable's Alexandria, Virginia HFC broadband network, which was one of the first platforms to simultaneously carry residential and commercial telephony, video and data.

     STEPHEN M. LEE joined the Company in January 1997 as Senior Vice President of Internet and Data Services. Mr. Lee was the Director of the Central Region Sales for MFS Datanet, Inc. from October 1993 to April 1996. From April 1996 to January 1997, Mr. Lee served as a technical consultant to the Company. From October 1983 until October 1993, Mr. Lee held various managerial positions at Graphnet, Inc. From January 1979 to October 1983, Mr. Lee was the Major Account Manager/Systems Sales Engineer for ITT World Communications, Inc.

     SUSAN R. QUANDT has served as the Company's Senior Vice President of Corporate Marketing/Sales since December 1997. From December 1994 to December 1997, Ms. Quandt served as Executive Vice President of Taylor-Winfield, an information technology market consulting and executive recruiting firm. From January 1992 to September 1994, Ms. Quandt served as Vice President of Marketing and Product Development of Call-Net Enterprises Inc., a national long-distance telephone company owned by Sprint Canada. From January 1989 to December 1991, Ms. Quandt served as Vice President of Marketing for Schneider Communications, Inc., a regional long-distance telephone company.

     JOHN BROUSE has served as the Company's Vice President of Network Operations since April 1997. Prior to that time, Mr. Brouse was Operations Engineering Director for Jones Intercable, Inc. from June 1988 to April 1997. Mr. Brouse received the cable industry's prestigious Polaris Award in 1996.

     ROXANNE JACKSON has served as the Company's Vice President of Human Resources since May 1996. Prior to that time, from January 1994 to May 1996, Ms. Jackson was the Human Resources Director for Metz Baking Group. From August 1992 until January 1994, Ms. Jackson served as the Director of Human Resources for Fox Television Stations, Inc.

     ERIC D. KURTZ has served as the Company's Vice President of Corporate Development and Regulatory Affairs since March 1997. From April 1989 until July 1996, Mr. Kurtz was a General Manager with Time Warner's Milwaukee & Chicago Divisions. During this time span he also served as a board member of the Wisconsin Cable Communications Association and as its President from September 1994 to September 1996.

     EDWARD T. JOYCE has served as a Director of the Company since the Company's inception in October 1992. Mr. Joyce founded his own firm in 1971, now known as Edward T. Joyce and Associates, P.C., a law firm dealing with commercial litigation.

     DR. CHARLES E. KAEGI has served as a Director of the Company since the Company's inception in October 1992. Dr. Kaegi has been in private practice of medicine since July 1979. From November 1979 to present, Dr. Kaegi has held the following positions at Ravenswood Hospital Medical Center: Attending Physician (November 1979 to present); Medical Director, Alcohol & Drug Abuse Program (July 1994 to present); Medical Director, Community Mental Health Center (November 1994 to present); Medical

Education (January 1980 to present); Secretary of the Department of Psychiatry (January 1993-present); and Consultant to Community Mental Health Center (March 1980 to August 1985). Dr. Kaegi is the cousin of Mr. Glenn Milligan.

     DAVID KRONFELD has served as a Director of the Company since February 1997. Mr. Kronfield founded JK&B Capital in January 1996 and has been its general partner since that time. Before founding JK&B Capital, Mr. Kronfield was a General Partner at Boston Capital Ventures from August 1989 to October 1995, where he specialized in the telecommunications and software industries. From October 1984 to August 1989, Mr. Kronfield served as Vice President of Acquisitions and Venture Investments at Ameritech.

     JAMES H. LOWRY has served as a Director of the Company since February 1997. Mr. Lowry serves as President and Chief Executive Officer of James H. Lowry & Associates ("JHLA"), a consulting company established in 1975. Prior to establishing JHLA, Mr. Lowry served as the Director of Public Service Practice for McKinsey & Company from 1967 to 1975.

     THOMAS M. NEUSTAETTER has served as a Director of the Company since February 1997. Mr. Neustaetter has been an officer of the Chatterjee Management Group, a division of Chatterjee Management Company, since January 1996. From January 1995 to January 1996, Mr. Neustaetter was the Managing Director for Bancroft Capital Corporation in New York City, a company he founded. From August 1986 to December 1994, Mr. Neustaetter was employed at Chemical Banking Corporation in New York City.


COMMITTEES OF THE BOARD OF DIRECTORS

     The Board currently has two committees, the Executive Committee and the Compensation Committee. The Executive Committee makes recommendations to the Board of Directors regarding issues such as finance, strategic planning and long-range goals for the Company. The current members of the Executive Committee are Glenn Milligan, Edward Joyce and David Kronfeld.

     The Compensation Committee reviews and recommends the compensation and bonus arrangements for executive level management of the Company and administers the Company's stock option plans. The current members of the Compensation Committee are Glenn Milligan, Edward Joyce and Thomas Neustaetter.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As stated above, the current members of the Compensation Committee are Messrs. Milligan, Joyce and Neustaetter. Mr. Milligan is also the Chief Executive Officer of the Company.

     In January 1998, the Company issued to Messrs. Milligan, Kaegi and Joyce 4.7, 6.3 and 31.7 shares of Class A Convertible 8% Cumulative Preferred Stock, respectively, at a price of $15,793.84 per share, and warrants to purchase up to 3,995.3, 5,327.1 and 26,635.5 shares of Common Stock, respectively, at a price of $.000001 per share.


DIRECTOR COMPENSATION

     Directors of the Company receive no directors' fees. Directors are reimbursed for their reasonable out-of-pocket travel expenditures incurred in connection with their service as directors.

     COMPENSATION PLAN

     1997 STOCK OPTION PLAN.   The Company's Stock Option Plan (the "Stock
Option Plan") provides for the grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to key employees. The Compensation Committee of the Board of Directors administers the Stock Option Plan and grants options to purchase Common Stock thereunder.

     The aggregate number of shares of Common Stock that may be issued under options under the Stock Option Plan may not exceed 728,667.7 shares. Reserved shares may be either authorized but unissued shares or treasury shares, and will be distributed at the discretion of the Board of Directors.

     The Compensation Committee has the exclusive authority to establish, amend and rescind appropriate rules and regulations relating to the Stock Option Plan. Each participant's option will expire as of the earliest of : (i) the date on which it is forfeited under the provisions of the Stock Option Plan; (ii) ten years from the option date; and (iii) the date on which it expires pursuant to the relevant option agreement. The option price may be greater than, less than or equal to the fair market value on the option date as determined in the sole discretion of the Compensation Committee.

     An option participant may not exercise an option or any portion thereof until such option or such portion thereof has become fully vested. Pursuant to the Stock Option Plan, options generally vest 1/48th each month and are fully vested after four years. All options become 100% vested and immediately exercisable prior to a Change in Control (as such term is defined in the Stock Option Plan).

     During October and December 1997, the compensation committee granted options to acquire an aggregate of 728,667.8 shares of common stock to executive officers of the company. Messers Milligan, Wiegand-Moss, Webster and Carlson were awarded 131,160.3, 109,300.2, 109,300.2 and 91,083.5 shares respectively. In March 1998 the options granted to Mr. Wiegand-Moss were reduced from 109,300.2 to 72,866.8 shares when he ceased to be the Chief Operating Officer and became Senior Vice President of Customer Operations. Each of such options vests at a rate of 1/48th per month from the optionee's date of employment with the company, even if such employment precedes the date of the grant.

     As of March 31, 1998, options to acquire 692,234.6 shares of Common Stock were outstanding pursuant to the Stock Option Plan.

ITEM 11.    EXECUTIVE COMPENSATION

                             SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning compensation of (i) the Company's Chief Executive Officer during the fiscal year ended March 31, 1998 and (ii) executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended March 31, 1998 (collectively, the "Named Executive Officers"):


                                                                                                       LONG-TERM COMPENSATION

                                                                                                              AWARDS
                                                                                                              ------

                                                 ANNUAL COMPENSATION                                           NUMBER
                                                                                                                   OF
                                                                                                           SECURITIES
                                                                                                           UNDERLYING
NAMED OFFICERS AND PRINCIPAL
POSITION                                YEAR         SALARY ($)        BONUS ($)       OTHER($)(1)            OPTIONS
--------                                ----         ----------        ---------       ------------           -------
Glenn W. Milligan                      1998           188,648           48,089             29,169           131,160.3
Chairman of the Board,                 1997           170,833            6,875              4,000
President and Chief
Executive Officer

Richard Wiegand-Moss (2)               1998           150,566            6,990             36,232            72,866.8  (3)
Former Chief Operating
Officer                                1997           117,709            5,729             13,750

Ronald D. Webster                      1998            92,308  (4)      50,000              3,462           109,300.2
Chief Financial Officer                1997

Jay E. Carlson                         1998           120,800            3,625             40,196            91,083.5
Chief Technical Officer                1997

Daniel O. Day                          1998           126,748  (5)       5,730             16,011                 0.0
Former Vice President of
Finance                                1997           116,041            5,208              2,500



(1) Includes automobile allowances and amounts reimbursed for relocation expenses and premiums on life insurance. In the case of Mr. Milligan, the amount also includes an annual membership fee to a private club.
(2) Mr. Wiegand-Moss was the Company's Chief Operating Officer from August 1996 to March 1998. Effective March 4, 1998, he ceased to be the Chief Operating Officer and became Senior Vice President of Customer Operations. Mr. Wiegand-Moss left the Company in May 1998.
(3) In March 1998, the options granted to Mr. Wiegand-Moss were reduced from 109,300.2 shares to 72,866.8 shares when he ceased to be the Chief Operating Officer and became Senior Vice President of Customer Operations. His options to purchase 36,433 shares of the Company's Common Stock were forfeited.
(4) Mr. Webster joined the Company in September 1997. His annual salary for fiscal 1998 would have been $160,000 if he were with the Company for the entire year.
(5) Mr. Day was the Company's Chief Financial Officer from August 1996. Effective September 1997, Mr. Day ceased to be the Chief Financial Officer and became Vice President of Finance. Mr. Day left the Company in February 1998. His annual salary for fiscal 1998 would have been $131,346 if he were with the Company for the entire year.

The following table contains certain information concerning the stock option grants made to each of the Named Executive Officers during the fiscal year ended March 31, 1998.



                                    OPTION GRANTS IN LAST FISCAL YEAR
                                                  INDIVIDUAL GRANTS
                       --------------------------------------------------------------------
                                              % OF TOTAL                                        POTENTIAL REALIZABLE VALUE AT
                          NUMBER OF             OPTIONS                                         ASSUMED ANNUAL RATES OF STOCK
                          SECURITIES          GRANTED TO      EXERCISE OR                     PRICE APPRECIATION FOR OPTION TERM (3)
                          UNDERLYING          EMPLOYEES IN    BASE PRICE                      -------------------------------------
                       OPTIONS GRANTED (1)    FISCAL YEAR      ($/Sh)        EXPIRATION DATE          5%                 10%
                       -------------------   ---------------  -----------    ---------------          --                 ---
 NAME
 Glenn W. Milligan         131,160.3             18.0           1.12            11/01/02          $814,509          $ 1,383,983
 Richard Wiegand-Moss       72,866.8(2)          10.0           1.12            05/15/06          $452,500          $   768,870
 Ronald D. Webster         109,300.2             15.0           1.12            09/01/07          $678,757          $ 1,153,318
 Jay E. Carlson             91,083.5             12.5           1.12            02/17/07          $565,631          $   961,099
 Daniel O. Day                0                    0             0               0                  0                    0

--------------------
*    Less than 1%.

(1) Stock options vest 1/48th each month and are fully vested after four years; provided that such officer remains continuously employed by the Company.
(2) In March 1998 the options granted to Mr. Wiegand-Moss were reduced from 109,300.2 shares to 72,866.8 shares.
(3) These amounts are based on compounded annual rates of stock price appreciation of five and ten percent over the 10-year term of the options, are mandated by rules of the Securities and Exchange Commission and are not indicative of expected stock performance. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock, overall market conditions, as well as the option holders' continued employment throughout the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded. The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.


     The following table sets forth certain information regarding options to purchase Common Stock held as of March 31, 1998 by each of the Named Executive Officers. None of such Named Executive Officers exercised any options during the year ended March 31, 1998



                                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                               NUMBER OF SECURITIES UNDERLYING                  VALUE OF UNEXERCISED IN-THE-
                                UNEXERCISED OPTIONS AT FISCAL                         MONEY OPTIONS AT
                                           YEAR END                                 FISCAL YEAR END (1)
                             ---------------------------------            -------------------------------------
 NAME                        EXERCISABLE         UNEXERCISABLE            EXERCISABLE             UNEXERCISABLE
 ----                        -----------         -------------            -----------             -------------
 Glenn W. Milligan             131,160.3                     0            $  443,322                         0
 Richard Wiegand-Moss           44,543.2              28,323.6(2)         $  150,556                  $ 95,733(2)
 Ronald D. Webster              15,796.2              93,504.0            $   53,391                  $316,043
 Jay E. Carlson                 25,982.8              65,100.7            $   87,822                  $220,104
 Daniel O. Day                         0                     0                     0                         0


______________
(1) There was no public trading market for the Common Stock as of March 31, 1998. Accordingly, these values have been calculated by determining the difference between the estimated fair market value of the Company's Common Stock underlying the option as of March 31, 1998 ($4.50 per share) and the exercise price per share payable upon exercise of such options. In determining the fair market value of the Company's Common Stock, the Board of Directors considered various factors, including the Company's financial condition and business prospects, its operating results, and the absence of a market for its Common Stock.
(2)  These options were forfeited in May 1998.

EMPLOYMENT AGREEMENTS

     GLENN W. MILLIGAN.   Mr. Milligan entered into an employment agreement with
the Company as of August 1996 for a five-year term, which will be automatically renewed for consecutive five-year terms unless either party elects not to renew the agreement. Pursuant to the employment agreement, Mr. Milligan is entitled to an initial annual base salary of $165,000 which was increased to $200,000 on February 1, 1997 upon the consummation of the Company's initial private preferred stock offering and will increase by ten percent annually. In addition, if the Company obtains a new franchise and finances its construction, Mr. Milligan's annual base salary will be increased in an amount equal to $.20 times the number of new homes passed by the Company in the new franchise area. Mr. Milligan is entitled to an annual bonus, based upon a bonus plan approved by the Board of Directors, in a minimum amount of 1/24th of his annual base salary.
Mr. Milligan is also entitled annually to receive shares of the Company's common stock in an amount equal to 5,000 shares or such other number of shares as is necessary to provide him with .261% of the outstanding shares of common stock and to receive stock options covering such number of shares pursuant to a separate agreement. Upon a termination of the employment agreement, Mr. Milligan is generally entitled to severance benefits and stock options to which he would have been entitled during the remaining contract term had the employment agreement not been terminated and a lump-sum payment, the amount of which is dependent upon the reason for termination. In addition, upon a termination of the employment agreement for any reason, Mr. Milligan has the right to require the Company to repurchase all shares of the Company's capital stock then beneficially owned by him for their fair market value. Certain elements of Mr. Milligan's employment agreement are in the process of being renegotiated.

     RICHARD WIEGAND-MOSS.   Mr. Wiegand-Moss was employed by the Company as its
Chief Operating Officer pursuant to an employment agreement in August 1996 . In March 1998, he entered into another employment agreement with the Company, pursuant to which he ceased to be the Chief Operating Officer and became Senior Vice President of Customer Operations effective March 4, 1998. Pusuant to the employment agreement in 1998, he was entittled to an initial annual base salary of $150,000. In May 1998, Mr. Wiegand-Moss resigned from the Company. On May 5, 1998, Mr. Wiegand entered into a Seperation Agreement and General Release with the Company. Pursuant to the Separation Agreement, Mr. Wiegand-Moss received a lump sum payment in the amount of $150,000, representing his base salary for the most recent 12-month period. He was also entitled to continue to receive his base salary bi-monthly through September 8, 1998. Other severance benefits include continuation of health benefits for him and his dependents for 18 months and outplacement services. All unvested options were forfeited.

     RONALD D. WEBSTER.   Mr. Webster entered into an employment agreement with
the Company as of November 3, 1997. The employment agreement will expire on January 1, 2000. Pursuant to the employment agreement, Mr. Webster is entitled to an initial annual base salary of $160,000 and a minimum annual bonus of $50,000 on each of December 31, 1997, 1998, and 1999. In addition, he is entitled to receive stock options covering such number of shares pursuant to a separate agreement. Upon a termination of his employment agreement, Mr. Webster is generally entitled to severance benefits, and depending on the reason for termination, he may be entitled to an amount equal to two times the annual salary and bonus he would have received for the year during which such termination occurs.

     JAY E. CARLSON.   Mr. Carlson entered into an employment agreement with the
Company as of November 3, 1997, for a term of three years. Pursuant to the employment agreement, Mr. Carlson is entitled to an initial annual base salary of $128,400. In addition, he is entitled to receive stock options covering such number of shares pursuant to a separate agreement. Upon a termination of his employment agreement, Mr. Carlson is generally entitled to severance benefits, and depending on the reason for termination, he may be entitled to an amount equal to the annual salary he would have received for the year during which such termination occurs.

     DANIEL O. DAY. Mr. Day was employed by the Company as its Chief Financial Officer pursuant to an employment agreement in August 1996. Effective September 1997, Mr. Day ceased to be the Chief Financial Officer and became Vice President of Finance. Mr. Day resigned from the Company as of February 1998. Terms of his severance agreement are still being negotiated.


     All employment agreements contain confidentiality provisions and non-compete provisions.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                     MANAGEMENT

      The following table sets forth certain information at June 15, 1998, regarding beneficial ownership of the capital stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the outstanding capital stock of the Company, (ii) each director of the Company, (iii) each Named Executive Officer of the Company and (iv) all directors and executive officers as a group.


                                                                         NUMBER OF SHARES
                                                                                OF
                                                     NUMBER OF SHARES        CLASS A
                                                            OF             CONVERTIBLE             PERCENT OF
          NAME OF BENEFICIAL OWNER                     COMMON STOCK       8% CUMULATIVE             AGGREGATE
          ------------------------                     BENEFICIALLY      PREFERRED STOCK        VOTING RIGHTS(3)
                                                         OWNED(1)          BENEFICIALLY         ----------------
                                                         --------            OWNED(2)
                                                                             --------
Purnendu Chatterjee(4) .........................         757,600.3               633.2                 27.7%
JK&B Capital(5) ................................         378,800.2               316.6                 14.6
William Farley(6) ..............................         303,040.0               249.3                 11.7
Myron M. Cherry(7) .............................         269,625.3                12.7                  6.2
Boston Capital Ventures III, L.P.(8) ...........         151,520.1               126.6                  6.1
Elske Bolitho(9) ...............................         305,000.0                  --                  6.8
Thomas Neustaetter(4)(10) ......................         757,600.3               633.2                 27.7
Charles E. Kaegi, M.D.(11)(19) .................         932,480.0                 6.3                 19.3
Edward T. Joyce(12)(19) ........................         758,496.7                50.8                 16.7
David Kronfeld(13) .............................         530,320.3               443.2                 20.0
Glenn W. Milligan(14)(19) ......................         660,259.6                 4.7                 13.7
James H. Lowry(19) .............................          19,000.0                  --                    *
Robert Currey(19) ..............................                --                  --                    *
Ronald Webster(15)(19) .........................          48,557.6                 9.5                  1.0
Richard Weigand-Moss(16)(19) ...................          56,842.3                  --                  1.3
Daniel O. Day(17)(19) ..........................          16,673.6                  --                    *
Jay E. Carlson(18)(19) .........................          34,156.3                  --                    *
All executive officers and directors as a group
     (16 persons)(20) ..........................       3,892,414.5             1,147.8                 74.8





* Less than 1%.

     (1) The persons named in this table have sole voting power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days after January 15, 1998, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

     (2) Each share of Class A Convertible 8% Cumulative Preferred Stock converts into one thousand shares of Common Stock at the option of the shareholder.

     (3) Percent of Aggregate Voting Rights, for each beneficial owner, was determined based upon a fraction. The numerator of such fraction is the sum of (a) the number of outstanding shares of Common Stock beneficially owned by such owner, plus (b) the number of shares of Common Stock into which the number of shares of Class A Convertible 8% Cumulative Preferred Stock beneficially owned by such owner are convertible, plus (c) the number of shares of Common Stock issuable upon exercise of options and warrants beneficially owned by such owner and which are exercisable within 60 days of January 15, 1998. The denominator of such fraction is the sum of (a) the aggregate number of shares of Common Stock outstanding on January 15, 1998, plus (b) the number of shares of Common Stock into which the aggregate number of shares of Class A Convertible 8% Cumulative Preferred Stock outstanding on January 15, 1998 are convertible, plus (c) the aggregate number of shares of Common Stock issuable upon exercise of options and warrants beneficially owned by such owner and which are exercisable within 60 days of January 15, 1998.

     (4) Represents 112,445.2 shares of Common Stock, 266,354.9 shares of Common Stock issuable upon exercise of warrants and 316.6 shares of Class A Convertible 8% Cumulative Preferred Stock held by Quantum Industrial Partners LDC ("QIP"). The address of QIP is c/o Curacao Corporation Company, Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. Also includes 65,218.2 shares of Common Stock, 154,485.9 shares of Common Stock issuable upon exercise of warrants and 183.6 shares of Class A Convertible 8% Cumulative Preferred Stock held by S-C Phoenix Holdings, L.L.C. ("S-C Phoenix"). The address of S-C Phoenix is c/o Chatterjee Management Company, 888 Seventh Avenue, New York, New York 10106. This total also includes 45.2 shares of Class A Convertible 8% Cumulative Preferred Stock, 16,069.8 shares of Common Stock and 38,035.5 shares of Common Stock issuable upon exercise of warrants held by Winston Partners II, LLC and 87.8 shares of Class A Convertible 8% Cumulative Preferred Stock, 31,157.2 shares of Common Stock and 73,833.6 shares of Common Stock issuable upon exercise of warrants held by Winston Partners II, LDC (Winston Partners II, LLC and Winston Partners II, LDC, collectively "Winston Partners"). The address of Winston Partners II, LLC is c/o Chatterjee Management Company, 888 Seventh Avenue, New York, New York 10106. The address of Winston Partners II, LDC is c/o Curacao Corporation Company, Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIP, S-C Phoenix and Winston Partners are associated with Chatterjee Management Company. Chatterjee Management Company is managed and controlled by Purnendu Chatterjee. Dr. Chatterjee may be deemed to have the power to direct the voting and disposition of the shares owned by QIP, S-C Phoenix and Winston Partners. Dr. Chatterjee and Mr. George Soros may each be deemed to have the power to direct the voting and disposition of the shares owned by S-C Phoenix. In addition, Mr. Soros, Mr. Stanley F. Druckenmiller and Soros Fund Management LLC may be deemed to have the power to direct the voting and disposition of the shares owned by QIP. The Percent of Aggregate Voting Rights excludes 224,890.4 shares of non-voting Common Stock beneficially owned by Purnendu Chatterjee which the Company has agreed to issue.

     (5) Represents 221.6 shares of Class A Convertible 8% Cumulative Preferred Stock, 78,711.6 shares of Common Stock and 186,448.5 shares of Common Stock issuable upon exercise of warrants held by JK&B Capital, L.P. and 95.0 shares of Class A Convertible 8% Cumulative Preferred Stock, 33,733.6 shares of Common Stock and 79,906.5 shares of Common Stock issuable upon exercise of warrants held by JK&B Capital II, L.P. (JK&B Capital, L.P. and JK&B Capital II, L.P., collectively "JK&B Capital"). The address of JK&B Capital is 205 North Michigan, Suite 800, Chicago, IL 60601. The Percent of Aggregate Voting Rights excludes up to 112,445.2 shares of non-voting Common Stock beneficially owned by JK&B Capital which the Company has agreed to issue.

     (6) Represents the following securities held by the following entities, all of which are beneficially owned by Mr. Farley: 73.9 shares of Class A Convertible 8% Cumulative Preferred Stock, 26,237.2 shares of Common Stock and 62,149.4 shares of Common Stock issuable upon exercise of warrants held by Farley, Inc. of which Mr. Farley is the sole owner, and 101.5 shares of Class A Convertible 8% Cumulative Preferred Stock, 37,481.7 shares of Common Stock and 88,785.0 shares of Common Stock issuable upon exercise of warrants held by The Retirement Program of Farley, Inc. of which Mr. Farley is the sole member of the Pension Investment Committee of the Retirement Program of Farley, Inc. Also includes 42.2 shares of Class A Convertible 8% Cumulative Preferred Stock, 14,992.7 shares of Common Stock and 35,514 shares of Common Stock issuable upon exercise of warrants held by FTL Investments Inc. of which Mr. Farley is Chairman and Chief Executive Officer, and 31.7 shares of Class A Convertible 8% Cumulative Preferred Stock, 11,244.5 shares of Common Stock and 26,635.5 shares of Common Stock issuable upon exercise of warrants held by Union Underwear Pension Plan of which Mr. Farley is the sole member of the Pension Investment Committee of the Fruit of the Loom Board of Directors. The address of Mr. Farley is 233 South Wacker Drive, Chicago, Illinois, 60606. The Percent of Aggregate Voting Rights excludes 89,956.1 shares of non-voting Common Stock beneficially owned by Mr. Farley which the Company has agreed to issue.

     (7) Includes 72,223.3 shares of Common Stock issuable upon exercise of options. The address of Mr. Cherry is 30 North LaSalle, #2300, Chicago, Illinois 60602. The Percent of Aggregate Voting Rights excludes 4,497.8 shares of non-voting Common Stock beneficially owned by Mr. Cherry which the Company has agreed to issue.

     (8) Includes 106,542.0 shares of Common Stock issuable upon exercise of warrants. The address of Boston Capital Ventures III, L.P. is Old City Hall, 45 School Street, Boston, MA 02108. The Percent of Aggregate Voting Rights excludes 44,978.1 shares of non-voting Common Stock beneficially owned by Boston Capital Ventures III, L.P. which the Company has agreed to issue.

     (9) Represents 153,000 shares of Common Stock held by Elske Bolitho, Trustee of Robert W. Bolitho Trust, and 152,000 shares of Common Stock held by Elske Bolitho, Trustee of Elske Bolitho Trust. The address of Ms. Bolitho is 13376 185th Place N, Jupiter, Florida 33478.

     (10) All of such shares are beneficially owned by Purnendu Chatterjee. Mr. Neustaetter is an officer of the Chatterjee Management Group, a division of Chatterjee Management Company. Mr. Neustaetter is an officer of Chatterjee Management Company. Mr. Neustaetter disclaims beneficial ownership of these shares, over which he does not have dispositive or voting control. The business address of Mr. Neustaetter is c/o Chatterjee Management Company, 888 Seventh Avenue, New York, NY 10106.

     (11) Includes 172,202.2 shares of Common Stock and 376,721.8 shares of Common Stock issuable upon exercise of options held by Charles E. Kaegi, M.D., S.C., Defined Contribution Pension Plan and Trust, 26,990.0 shares of Common Stock held by Charles E. Kaegi, M.D., S.C., Defined Benefit Pension Plan and Trust, 1,700.0 shares of Common Stock held by Charles E. Kaegi, M.D., S.C. Profit Sharing Pension Plan and Trust, 321,240.0 shares of Common Stock held jointly with Mr. Kaegi's wife, and 17,470.0 shares of non-voting Common Stock owned by Mr. Kaegi's wife. The

          Percent of Aggregate Voting Rights excludes 2,248.9 shares of non-voting Common Stock held by Mr. Kaegi which the Company has agreed to issue.

     (12) Includes 269,516.5 shares of Common Stock issuable upon exercise of options held by Mr. Joyce, 96,620.0 shares of Common Stock and 52,291.5 shares of Common Stock issuable upon exercise of options held by Mr. Joyce's wife, 28,500 shares of Common Stock issuable upon exercise of warrants held by Mr. Joyce, 12.9 shares of Class A Convertible 8% Cumulative Preferred Stock and 10,867.3 shares of Common Stock issuable upon exercise of warrants held by Edward T. Joyce, as Trustee of the Edward T. Joyce Ltd. Employees' Profit Sharing Plan, and 4.1 shares of Convertible Class A Preferred Stock and 3,409.3 shares of Common Stock issuable upon exercise of warrants held by Edward T. Joyce, as Trustee of the Individual Retirement Account for Edward T. Joyce. The Percent of Aggregate Voting Rights excludes 18,058.7 shares of non-voting Common Stock beneficially owned by Mr. Joyce which the Company has agreed to issue.

     (13) All such shares are held of record by JK&B Capital and Boston Capital Ventures III, L.P. Mr. Kronfeld is a Manager of JK&B Management, L.L.C. and General Partner of JK&B Capital, L.P. and JK&B Capital II, L.P. The business address of Mr. Kronfeld is c/o JK&B Capital, 205 North Michigan, Suite 800, Chicago, IL 60601.

     (14) Includes 316,060.3 shares of Common Stock issuable upon exercise of options held by Mr. Milligan, and 93,750.0 shares of Common Stock and 61,225.5 shares of Common Stock issuable upon exercise of options held by Mr. Milligan's wife. The Percent of Aggregate Voting Rights excludes 1,686.7 shares of non-voting Common Stock beneficially owned by Mr. Milligan which the Company has agreed to issue.

     (15) Includes 37,193.7 shares of Common Stock issuable upon exercise of options and 7,990.6 shares of Common Stock issuable upon exercise of Warrants. Also includes 3,165.5 shares of Common Stock and 8.9 shares of Class A Convertivle 8% Cumulative Preferred Stock held by LaSalle National Bank, as custodian for Ron Webster IRA Rollover. The Percent of Aggregate Voting Rights excludes 3,165.5 shares of non-voting Common Stock which the compnay has agreed to issue.

     (16) Includes 51,847.4 shares of Common Stock issuable upon exercise of options.

     (17) Includes 3,527.2 shares of Common Stock issuable upon exercise of options.

     (18) Includes 34,156.3 shares of Common Stock issuable upon exercise of options.

     (19) The address of each such person is c/o the Company, 350 N. Orleans Street, Suite 600, Chicago, IL 60654.

     (20) Includes the aggregate of 1,280,567.9 shares of Common Stock issuable upon exercise of options and 965,696.5 shares of Common Stock issuable upon exercise of warrants. See notes 10, 11, 12, 13, 14, 15, 16, 17 and 18 above. The Percent of Aggregate Voting Rights excludes 407,682.6 shares of non-voting Common Stock which the Company has agreed to issue.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTION WITH JAMES LOWRY & ASSOCIATES

     On December 9, 1997 the Board of Directors of the Company authorized the Company to enter into a contract whereby James Lowry & Associates would assist the Company in the development of a plan to meet Chicago's Minority Business Enterprise/Women Business Enterprise certification requirements. The contract calls for payment for services rendered on an hourly basis, but not to exceed $200,000 per annum. Mr. Lowry, who became a Director of the Company in February 1997, is the President and Chief Executive Officer and the sole beneficial owner of James Lowry & Associates.


SALE OF CAPITAL STOCK

     In September 1997, pursuant to a Purchase, Joinder and Waiver Agreement (the "Purchase Agreement"), the Company issued 63.3 shares of Class A Convertible 8% Cumulative Preferred Stock at a price of $15,793.84 per share, and warrants to purchase up to 53,271 shares of Common Stock at a price of $.000001 per share to Consolidated Communications, whose President and Chief Executive Officer at such time was Mr. Currey, a Director of the Company at that time and currently the Company's President and Chief Operating Officer.

     In November 1997, pursuant to a Purchase, Joinder and Waiver Agreement, the Company issued 9.5 shares of Class A Convertible 8% Cumulative Preferred Stock at a price of $15,793.84 per share, and warrants to purchase up to 7,990.6 shares of Common Stock at a price of $.000001 per share to Mr. Webster, the Company's Chief Financial Officer.

     In January 1998, the Company agreed to issue an aggregate of 550,362.2 shares of Common Stock and an equal number of shares of non-voting Common Stock, for a total of 1,100,724.3 shares. These shares are issuable in exchange for the initial and debt warrants, which arose from the purchase of Class A Convertible 8% Cumulative Preferred Stock and have an assigned value of $2,343,746. The beneficial holder of such shares include Purnendu Chatterjee, JK&B Capital, William Farley, Boston Capital Ventures III, L.P., Thomas Neustaetter, Edward T. Joyce, David Kronfeld, Glenn W. Milligan and Charles E. Kaegi, M.D.

     Also in January 1998, certain shareholders, including Messrs. Milligan, Joyce and Kaegi purchased an additional 95.4 shares of Class A Convertible 8% Cumulative Preferred Stock at a price of $15,793.84 per share.

     The Company believes that all transactions set forth above were made on terms no less favorable to the Company than would have been obtained from unaffiliated third parties. The Company has adopted a policy whereby all future transactions between the Company and its officers, directors and affiliates will be on terms no less favorable to the Company than could be obtained from unrelated third parties and will be approved by a majority of the disinterested members of the Board of Directors.

                                      PART IV




ITEM 14.    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND
                                REPORTS ON FORM 10-K



                                                                                                                  PAGE
 14. (a)(1)            AUDITED FINANCIAL STATEMENTS
     Report of Independent Public Accountants..................................................................... 35
     Consolidated Balance Sheets as of March 31, 1998 and 1997.................................................... 36
     Consolidated Statements of Income for the years ended March 31, 1998, 1997, and 1996......................... 38
     Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1998, 1997 and
        1996 ..................................................................................................... 39
     Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996...................... 40
     Notes to Consolidated Financial Statements for the years ended March 31, 1998, 1997 and 1996................. 41

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
21st Century Telecom Group, Inc.:

     We have audited the accompanying consolidated balance sheets of 21st Century Telecom Group, Inc. (an Illinois corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Telecom Group, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP

Chicago, Illinois
May 15, 1998

                          21ST CENTURY TELECOM GROUP, INC.
                            CONSOLIDATED BALANCE SHEETS
                           AS OF MARCH 31, 1998 AND 1997

                                                                                             1998                  1997
                                                                                        --------------         -------------
                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.......................................................    $  217,640,238         $   8,230,942
    Accounts receivable from shareholders...........................................                --                86,000
    Accounts receivable from subscribers............................................            10,359                27,480
    Short term investments..........................................................        10,000,000                    --
    Prepayments.....................................................................           168,152               149,250
    Inventory.......................................................................         1,991,690                    --
                                                                                        --------------         -------------
              Total current assets..................................................       229,810,439             8,493,672
PROPERTY, PLANT AND EQUIPMENT:
     Leasehold improvements.........................................................         4,010,868               177,526
     Other property, plant and equipment............................................        16,588,094                69,337
     Less--Accumulated depreciation.................................................        (1,193,236)               (6,934)
                                                                                        --------------         -------------
               Net property, plant and equipment....................................        19,405,726               239,929
OTHER ASSETS:
     Restricted cash collateral reserve.............................................         1,796,880             1,796,880
     Prepaid franchise fees.........................................................         3,505,706             3,216,575
     Debt issuance costs, net of amortization of $218,411...........................         7,668,414                    --
     Deferred franchise costs, net of amortization of $489,093 and $309,641,
          respectively..............................................................           463,989               587,615
     Deferred mapping and design, net of amortization of $58,501 and $12,407,
          respectively..............................................................            79,450                62,037
     Other deferred costs...........................................................             2,000                    --
                                                                                        --------------         -------------
               Total other assets...................................................        13,516,439             5,663,107
                                                                                        --------------         -------------
               Total  Assets........................................................    $  262,732,604         $  14,396,708
                                                                                        --------------         -------------
                                                                                        --------------         -------------

                   LIABILITIES AND PREFERRED AND COMMON EQUITY

CURRENT LIABILITIES:
     Accounts payable...............................................................    $    6,691,683         $     238,775
     Other current liabilities......................................................         1,756,916                    --
     Debentures payable.............................................................            52,702                    --
     Interest payable...............................................................           112,712                    --
     Accounts payable to associated company.........................................           138,080               138,080
                                                                                        --------------         -------------
               Total current liabilities............................................         8,752,093               376,855
NONCURRENT LIABILITIES:
     Debentures payable.............................................................            28,849                81,551
     Interest payable...............................................................            42,203               103,676
     Senior discount notes, net of discount of $159,656,983.........................       203,478,017                    --
                                                                                        --------------         -------------
               Total noncurrent liabilities.........................................       203,549,069               185,227
                                                                                        --------------         -------------
               Total Liabilities....................................................       212,301,162               562,082
REDEEMABLE PREFERRED STOCK:
     Class A convertible 8% cumulative preferred stock, no par value,
         1,380.3 shares outstanding ................................................                --            16,794,963
     13 3/4% senior cumulative exchangeable preferred stock, .01 par value,
        50,000 shares outstanding...................................................        46,492,812                    --
                                                                                        --------------         -------------
               Total................................................................        46,492,812            16,794,963
SHAREHOLDERS' EQUITY:



     Class A convertible 8% cumulative preferred stock, no par value,
          1,548.5 shares outstanding................................................        21,751,665                    --

     Voting common stock, no par value, 2,939,105.7, issued and outstanding,
         550,362.2 shares of non-voting common stock issued and outstanding and 1,741,738.9 secondary common share warrants outstanding at
         March 31, 1998 and 2,374,343.6 shares of voting common stock outstanding,
         1,161,307.6 secondary common share warrants outstanding and 1,000,966.8 initial and debt common share warrants (converted to voting and non-voting
         common stock in 1998) at March 31, 1997 ...................................        10,356,136             5,946,904
     Deficit........................................................................       (24,787,871)           (5,522,830)
     Related party purchase, in excess of cost......................................        (3,381,300)           (3,381,300)
     Unearned compensation..........................................................              --                  (3,111)
                                                                                        --------------         -------------
              Total Shareholders' Equity............................................         3,938,630            (2,960,337)
                                                                                        --------------         -------------
              Total Liabilities and Equity..........................................    $  262,732,604         $  14,396,708
                                                                                        --------------         -------------
                                                                                        --------------         -------------


The accompanying notes to financial statements are an integral part of these statements.

                         21ST CENTURY TELECOM GROUP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                            YEAR ENDED        YEAR ENDED        YEAR ENDED
                                          MARCH 31, 1998    MARCH 31, 1997    MARCH 31, 1996
                                          --------------    --------------    --------------
Subscriber revenues.....................    $    189,023        $   27,480       $       --
Operating expenses......................       2,023,310           200,911             9,617
Selling, general and administrative
  expenses..............................      10,216,919         2,337,534           694,122
Depreciation and amortization...........       1,411,847           170,108           108,182
                                          --------------    --------------    --------------
     Operating loss.....................     (13,463,053)       (2,681,073)         (811,921)
Amortization of issuance costs on senior
   discount notes.......................        (218,411)               --                --
Interest income.........................       2,373,867           301,624                --
Interest expense........................      (3,722,947)         (437,843)         (214,688)
                                          --------------    --------------    --------------
NET LOSS................................     (15,030,544)       (2,817,292)       (1,026,609)
Preferred stock requirements............      (4,234,463)         (478,981)               --
                                          --------------    --------------    --------------
NET LOSS ATTRIBUTABLE to COMMON
     SHARES.............................    $(19,265,007)      $(3,296,273)      $(1,026,609)
                                          --------------    --------------    --------------
                                          --------------    --------------    --------------
Weighted average common shares
  outstanding...........................       2,615,061         1,988,365         1,609,129
BASIC AND DILUTED LOSS PER WEIGHTED
     AVERAGE SHARE......................    $      (7.37)      $     (1.66)      $      (.64)
                                          --------------    --------------    --------------
                                          --------------    --------------    --------------







The accompanying notes to financial statements are an integral part of these statements.

                         21ST CENTURY TELECOM GROUP, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                                            CLASS A                    RELATED
                                            COMMON         PREFERRED                    PARTY
                               TOTAL         STOCK           STOCK       DEFICIT       PURCHASE
                             -----------     ------          -----       -------       --------
BALANCES, MARCH 31, 1995.... $(1,063,121)    $ 138,001     $      --   $(1,199,948)   $        --
Net loss....................  (1,026,609)           --            --    (1,026,609)            --
Stock issuances.............     350,000       350,000            --            --             --
Unearned compensation.......      (8,000)           --            --            --             --
Amortization of unearned
   compensation.............       3,174            --            --            --             --
                             -----------     ------          -----       -------       --------
BALANCES, MARCH 31, 1996....  (1,744,556)      488,001            --    (2,226,557)            --
Net loss....................  (2,817,292)           --            --    (2,817,292)            --
Stock issuances.............   1,421,281     1,421,281            --            --             --
Accrued preferred stock
  dividends.................    (280,795)           --            --      (280,795)            --
Class A preferred stock
  proceeds allocated to
  related common share
  warrants..................   4,324,549     4,324,549            --            --             --
Class A preferred stock
  issuance costs allocated
  to related common shares
  warrants..................    (286,927)     (286,927)           --            --             --
Preferred stock accretion...    (198,186)           --            --      (198,186)            --
Amortization of unearned
  compensation..............       2,889            --            --            --             --
Related party purchase, in
  excess of cost............  (3,381,300)           --            --            --     (3,381,300)
                             -----------  ------------  ------------  ------------   ------------
BALANCES, MARCH 31, 1997....  (2,960,337)    5,946,904            --    (5,522,830)    (3,381,300)
Net loss                     (15,030,544)           --            --   (15,030,544)            --
Reclassification of
  Class  A preferred stock
  to permanent equity.......  16,794,963            --    16,794,963            --             --
Stock issuances.............   2,597,380            --     2,597,380            --             --
Exchange of initial and
  debt warrants for voting
  and non-voting common
  shares....................          --            --            --            --             --
Accrued preferred stock
  dividends.................    (973,958)           --     1,872,892    (2,846,850)            --
Preferrred stock
  accretion.................     (87,014)           --     1,300,633    (1,387,647)            --
Class A preferred stock
  proceeds allocated to
  related common share
  warrants..................          --       825,037      (825,037)           --             --
Class A preferred stock
  issuance costs allocated
  to related common share
  warrants..................          --       (10,834)       10,834            --             --
Exchangeable preferred
  stock proceeds allocated
  to related  common shares
  warrants..................   2,700,000     2,700,000            --            --             --
Exchangeable preferred
  stock issuance costs
  allocated to related
  common share Warrants.....    (106,636)     (106,636)           --            --             --
Stock option accrual........     972,865       972,865            --            --             --
Stock compensation..........      28,800        28,800            --            --             --
Amortization of unearned
  compensation..............       3,111            --            --            --             --
                             -----------  ------------  ------------  ------------   ------------

BALANCES, MARCH 31, 1998.... $ 3,938,630  $ 10,356,136  $ 21,751,665  $(24,787,871)  $ (3,381,300)
                             -----------  ------------  ------------  ------------   ------------
                             -----------  ------------  ------------  ------------   ------------

                                                           COMMON
                                UNEARNED       COMMON       SHARE      PREFERRED
                              COMPENSATION     SHARES      WARRANTS      SHARES
                              ------------     ------      --------      ------
BALANCES, MARCH 31, 1995....       $(1,174)   1,508,000            --        --
Net loss....................            --           --            --        --
Stock issuances.............            --      175,000            --        --
Unearned compensation.......        (8,000)          --            --        --
Amortization of unearned
   compensation.............         3,174           --            --        --
                              ------------     ------      --------      ------
BALANCES, MARCH 31, 1996....        (6,000)   1,683,000            --        --
Net loss....................            --           --            --        --
Stock issuances.............            --    691,343.6            --        --
Accrued preferred stock
  dividends.................            --           --            --        --
Class A preferred stock
  proceeds allocated to
  related common share
  warrants..................            --           --   1,161,307.6        --
Class A preferred stock
  issuance costs allocated
  to related common shares
  warrants..................            --           --            --        --
Preferred stock accretion...            --           --            --        --
Amortization of unearned
  compensation..............         2,889           --            --        --
Related party purchase, in
  excess of cost............            --           --            --        --
                                    ------  -----------   -----------   -------
BALANCES, MARCH 31, 1997....        (3,111) 2,374,343.6   1,161,307.6        --
Net loss                                --           --            --        --
Reclassification of
  Class  A preferred stock
  to permanent equity.......            --           --            --   1,380.3
Stock issuances.............            --           --            --     168.2
Exchange of initial and
  debt warrants for voting
  and non-voting common
  shares....................            --  1,100,724.4            --        --
Accrued preferred stock
  dividends.................            --           --            --        --
Preferrred stock
  accretion.................            --           --            --        --
Class A preferred stock
  proceeds allocated to
  related common share
  warrants..................            --           --     141,561.3        --
Class A preferred stock
  issuance costs allocated
  to related common share
  warrants..................            --           --            --        --
Exchangeable preferred
  stock proceeds allocated
  to related  common shares
  warrants..................            --           --       438,870        --
Exchangeable preferred
  stock issuance costs
  allocated to related
  common share Warrants.....            --           --            --        --
Stock option accrual........            --           --            --        --
Stock compensation..........            --     14,399.9            --        --
Amortization of unearned
  compensation..............         3,111           --            --        --
                                    ------  -----------   -----------   -------

BALANCES, MARCH 31, 1998....            --  3,489,467.9   1,741,738.9   1,548.5
                                    ------  -----------   -----------   -------
                                    ------  -----------   -----------   -------

The accompanying notes to financial statements are an integral part of these statements.

                          21ST CENTURY TELECOM GROUP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                                             YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                           MARCH 31, 1998   MARCH 31, 1997   MARCH 31, 1996
                                                                           --------------   --------------   --------------
Net loss ................................................................. $ (15,030,544)   $ (2,817,292)    $ (1,026,609)
Adjustments to reconcile net loss to net cash
  Provided by operating activities--
   Depreciation and amortization .........................................     1,411,847         170,108          108,182
   Amortization of debt discount .........................................     3,478,017              --               --
   Amortization of issuance costs on senior discount notes................       218,411              --               --
   Stock compensation ....................................................     1,004,776          44,190               --
   Interest expense related to debenture
     conversions..........................................................            --         147,533          168,762
   Decrease/(Increase) in accounts receivable ............................       103,121         (27,480)              --
   Decrease/(Increase) in prepayments ....................................       (18,902)       (149,250)              --
   Decrease/(Increase) in inventory, .....................................    (1,991,690)             --               --
   (Increase) in prepaid franchise fees ..................................      (289,131)     (3,216,575)              --
   (Increase) in deferred charges.........................................      (121,333)       (361,287)        (338,887)
   Change in intercompany receivable and
     payable,net .........................................................            --        (372,819)         114,964
   Increase in interest payable ..........................................        51,240          15,612           45,926
   (Decrease)/Increase in accounts payable and other accrued liabilities..     3,103,672        (119,707)         201,926
   (Decrease)/Increase in notes payable ..................................            --        (226,930)         111,961
   Other .................................................................            --           3,131            2,548
                                                                           --------------   --------------   --------------
Net cash used in operating activities ....................................    (8,080,516)     (6,910,766)        (611,227)
Cash flows from investing activities--
   Purchase of held-to-maturity securities ...............................   (10,000,000)             --               --
   Purchase of subscribers from affiliate ................................            --      (3,381,300)              --
   Capital expenditures ..................................................   (15,665,047)       (246,863)              --
                                                                           --------------   --------------   --------------
Net cash used by investing activities ..................................     (25,665,047)     (3,628,163)              --
Cash flows from financing activities--
   Payable to bank .....................................................         419,068              --               --
   Proceeds from senior discount notes .................................     200,000,000              --               --
   Issuance costs related to senior discount notes .....................      (7,886,825)             --               --
   Proceeds from issuance of exchangeable preferred stock, net of
     issuance costs ....................................................      48,025,236              --               --
   Cash paid for letters of credit .....................................              --      (1,796,880)              --
   Proceeds from issuance of debentures ................................              --         153,660          266,765
   Proceeds from issuance of Class A preferred stock,
     net of issuance costs .............................................       2,597,380      20,267,604               --
   Proceeds from issuance of common stock...............................              --         144,531          342,000
                                                                           --------------   --------------   --------------
Net cash provided by financing activities...............................     243,154,859      18,768,915          608,765
                                                                           --------------   --------------   --------------
Net increase/(decrease) in cash ........................................     209,409,296       8,229,986           (2,462)
Cash at beginning of period ............................................       8,230,942             956            3,418
                                                                           --------------   --------------   --------------
Cash at end of period ..................................................    $217,640,238     $ 8,230,942       $      956
                                                                           --------------   --------------   --------------
                                                                           --------------   --------------   --------------

The accompanying notes to financial statements are an integral part of these statements.

                 21ST CENTURY TELECOM GROUP, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

1.   DESCRIPTION OF BUSINESS:

     21st Century Telecom Group, Inc. ("21st Century" or the "Company") originally known as "21st Century Cable TV, Inc.", is a Chicago-based company incorporated in October 1992. For the year ended March 31, 1998 the Company is no longer considered to be in the development stage.

        21st Century is an integrated, facilities-based communications company, which seeks to be the first provider of bundled voice, video and high-speed Internet and data services in selected midwestern markets beginning with Chicago's Area 1. The City of Chicago has awarded the Company a 15-year renewable franchise for Area 1. Area 1 stretches more than 16 miles along Chicago's densely populated lakefront skyline and includes the affluent residential neighborhoods of the Gold Coast, Lincoln Park and Dearborn Park and the nation's second largest business and financial district. The Company has developed (and has begun to install and activate) an advanced fiber optic network that employs a Distributed Ring-Star architecture characterized by fiber-richness, two-way interactivity and SONET-based redundancy and self-healing attributes (the "DRS Network"). The DRS Network accommodates not only traditional voice and video applications, but also the rapidly growing demand for high-speed data services. The Company believes that its DRS Network provides the Company with significant strategic advantages that differentiate 21st Century from its competitors, such as improved time-to-market, multiple revenue streams, enhanced service quality and reliability, and the provisioning of competitively-priced bundled services.

     The Company has secured a 15-year renewable attachment agreement with the Chicago Transit Authority (the "CTA"), which reduces costly and time-consuming "make-ready" and underground construction for the DRS Network and enables the Company to install and activate the DRS Network rapidly and efficiently by taking advantage of access to the CTA's rail systems. The Company also has secured pole attachment agreements with Commonwealth Edison Company (the "Commonwealth Edison") and a subsidiary of Ameritech Corporation ("Ameritech") which provide 21st Century access to scarce pole space within Area 1 to further facilitate deployment of its DRS Network. The decentralized configuration of the DRS Network, which includes distributed hubs and nodes that act "intelligently" to route network traffic efficiently, together with the CTA and the pole attachment agreements, enables network construction to be driven in large part by market demand and revenue potential in contrast to the conventional approach of building a system from the headend outward on a block-by-block basis. To fully exploit this advantage, the Company's sales and marketing strategy is coordinated with ongoing network construction and focused on securing bulk contracts with 125-unit or larger multiple dwelling units ("MDUs"). The Company believes that this strategy will help to identify the optimal sequence of node activation on the DRS Network and tie capital expenditures directly to revenue-producing subscribers.

     21st Century has taken significant steps to implement its business plan and service offerings in Chicago's Area 1. In addition to securing the Area 1 franchise, the CTA attachment agreement and the Commonwealth Edison and Ameritech pole attachment agreements, the Company has (i) constructed and activated its network operations center ("NOC"), which includes a video headend and a data operations center ("DOC"), (ii) completed the northern fiber transport ring of the DRS Network, extending from the downtown business district to the northern portions of the city bordering Evanston, (iii) completed tunnel construction under the Chicago River and begun its southbound fiber transport ring of the DRS network which will extend to 51st street, (iv) secured programming content for approximately 170 channels of video and interactive information programming, (v) constructed and activated portions of the outside fiber distribution network to reach selected MDUs, (vi) initiated installation processes, billing, call center and customer care services, (vii) secured contracts for more than 4,800 residential subscribers (which includes more than 3,000 new subscribers under 5-year bulk MDU agreements as well as subscribers acquired in early 1997 from an affiliated company) and (viii) passed with its initial distribution facilities more than 11,900 additional potential subscribers. The Company has also entered into a letter of intent for the acquisition and installation of the switching and other ancillary equipment necessary for it to provide telephony services.

     The company has been awarded a fifteen year renewable franchise by the Village of Skokie, Illinois. The city boundaries of Skokie are contiguous with a portion of the Chicago area 1 franchise and includes 23,000 homes, 2,800 businesses with 38,000 employees.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company's accounting and reporting principles conform to generally accepted accounting principles.

     CONSOLIDATION

     The consolidated financial statements include two wholly-owned subsidiaries. There have been no significant intercompany transactions or activities within or between these subsidiaries through March 31, 1998.

     CASH AND CASH EQUIVALENTS

    Cash and cash equivalents at March 31,1998 and March 31, 1997, consist of cash on hand at certain banks as well as investments with maturities of 90 days or less. The investments are stated at cost, which approximates market value. All investments were purchased in accordance with debt restrictions.

    RECEIVABLES

    Receivables are reflected at their net realizable value.

    SHORT TERM INVESTMENTS

    Short term investments are held to maturity and are stated at cost which approximates market value. At March 31, 1998, short term investments consist of a bank note with a fixed rate of interest that matures in December 1998. This investment was purchased in accordance with debt restrictions.

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of converters and modems.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at original cost of acquisition or construction. Costs capitalized for constructed assets consist of direct materials and labor. Interest incurred during construction has not been capitalized, due to the short term nature of the construction projects.

     Repairs of all property, plant and equipment and minor replacements and renewals are charged to expense as incurred. Major replacements and betterments are capitalized.

        Property, plant and equipment depreciation is computed on a straight line basis using estimated useful lives of three to seven years.

     During fiscal 1998, leasehold improvements were depreciated on a straight-line basis over the term of the lease, fifteen years. The Company began to depreciate leasehold improvements in September 1997.

    DEFERRED FRANCHISE COSTS

     The Company has deferred franchise costs, including legal costs, associated with the organization of its business and obtaining the franchises from the City of Chicago and the Village of Skokie. Deferred franchise costs are being amortized over five years.

    DEFERRED MAPPING AND DESIGN COSTS

     The Company has deferred certain mapping and design costs associated with strand mapping the Area 1 region within the City of Chicago. Deferred mapping and design costs are being amortized over three years.


    DEBT ISSUANCE COSTS

     Costs associated with the issuance of the Company's debt securities (see
Note 6) have been capitalized and are being amortized over five years, using the effective interest rate method.


    REVENUE RECOGNITION

     The Company recognizes cable television revenues as services are provided to subscribers.

     OPERATING EXPENSES OTHER THAN INTEREST AND AMORTIZATION

        From inception to March 31, 1996, operating expenses, except interest and amortization, had been allocated from a related party through some common ownership and common management, based on estimates of time spent by management and employees of the related party on Company activities. The Company's Board of Directors approved these allocations. The related party's Board of Directors did not formally approve these allocations. However, at the time the allocations were made, the Company's and the related company's Boards contained substantially the same individuals. For the year ended March 31, 1996, the Company also recognized 100% of expenses paid by the related party on behalf of the Company, as well as 100% of expenses incurred by the Company. Effective April 1, 1996, the Company began recognizing and paying substantially all of its own expenses. Therefore, for the years ended March 31, 1998 and 1997, there were no allocations.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. However, it continues to recognize compensation cost based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value disclosures required by SFAS No.123 are shown in Note 11.

     EARNINGS PER SHARE

     For the twelve months ended March 31, 1998, 1997 and 1996, per share amounts were based on weighted average common shares outstanding of 2,615,061, 1,988,365 and 1,609,129 shares, respectively.

     Effective for the twelve months ended March 31, 1998, the Company adopted FAS No. 128, "Earnings per Share". The retroactive adoption of this standard for March 31, 1998, 1997 and 1996 did not have an impact on the denominator of the basic loss per common share given the anti-dilutive effects of including potential common shares in the denominator of the diluted earnings per share calculation. At March 31, 1998, these potential common shares included the following: (1) 1,302,868.9 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 438,870 common share warrants related to 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, (4) 287,829.9 employee vested stock options, (see Note 11), and (5) 18,994.7 common share warrants issued to a financial advisor. The net loss attributable to common shares on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

     At March 31, 1997, these potential common shares included the following:
(1) 1,161,307.6 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 1,000,966.8 shares of voting and non-voting common stock which replaced the initial and debt warrants associated with the Class A Convertible 8% Cumulative Preferred Stock as discussed in Note 4, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, and (4) 18,994.7 stock warrants issued to a financial advisor. At March 31, 1996, these potential common shares included 627,199.5 shares related to convertible debentures. The net loss attributabe to common shares on which the basic earnngs per share calculation is based for the year ended March 31, 1997, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock.

     CASH FLOW INFORMATION

     For the periods ending March 31, 1998, 1997 and 1996, the Company has not paid any income taxes. For the years ending March 31, 1998 and 1997, the Company paid $193,922 and $274,993, respectively, in interest. For the period ending March 31, 1996, no interest was paid.

    USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

    LONG-LIVED ASSETS

        The Company periodically reviews the values assigned to long-lived assets such as property, plant and equipment and identifiable intangibles to determine whether any impairments are other than temporary. If the impairment is permanent, a loss is recognized. No impairment losses have been recognized by the Company.

    DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, short term investments, accounts payable and other current liabilities approximates fair value because of the short-term maturity of these financial instruments. The carrying amounts reported in the balance sheet for the 12 1/4% Senior Discount Notes and 13 3/4% Senior Cumulative Exchangeable Preferred Stock approximate fair value given the issuance of the debt and preferred stock in close proximity to the balance sheet date.

    RECLASSIFICATIONS

        Certain prior year balances have been reclassified to conform with the current year presentation.


3.   PROPERTY PLANT AND EQUIPMENT

        The components of property, plant and equipment follow:

                                                                   ESTIMATED LIFE
                                            1998         1997          (YEARS)
--------------------------------------------------------------------------------
Transmission and Distribution Systems     $14,994,770    $    -       3 - 7
Leasehold Improvements                      4,010,868     177,526       15
Other Equipment                               641,825      69,337     3 - 5
Furniture and Fixtures                        403,702         -       3 - 5
Construction in Progress                      547,797         -        N/A
                                          -----------    --------
Property, Plant and Equipment, at cost     20,598,962     246,863
      Less Accumulated Depreciation       (1,193,236)     (6,934)
                                          -----------    --------
Net Property Plant and Equipment          $19,405,726    $239,929
                                          -----------    --------
                                          -----------    --------

      Depreciation and amortization expense related to property, plant and equipment for March 31, 1998, 1997 and 1996 was $1,186,302, $6,934, and zero, respectively.

4.   PREPAID FRANCHISE FEES:

      The Company was required to prepay $3,000,000 of franchise fees within 120 days of being awarded the franchise by the City of Chicago. In accordance with the franchise agreement, the prepaid franchise fees earn interest for the period outstanding at a rate equal to the Company's cost of borrowed funds. The borrowing rate of the Company, at the time of the prepayment, was 10%. The interest accrued on the prepaid franchise fees for the years ended March 31, 1998 and 1997, amounted to $299,994 and $216,575, respectively. These prepaid franchise fees are reduced as revenues are billed to customers.

5.   RELATED-PARTY TRANSACTIONS:

      The Company is related through some common ownership and common management to 21st Century Technology Group, Inc. (Technology).

      Activities pertaining to the Company's development from its inception date to March 31, 1996, have, for the most part, been intermingled with the activities of Technology. As discussed in Note 2, from inception to March 31, 1996, operating expenses, except interest and amortization, have been allocated to the Company based on estimates of time spent on the Company's activities by employees of Technology. The net related affiliate payable to Technology was $138,080 at March 31, 1998 and 1997.

      In January 1997, the Company purchased Technology's Area 1 subscriber base and related equipment for $3,381,300. As this is considered to be a related party transaction, the Company could only capitalize Technology's book value of the purchased subscribers and the related equipment. As Technology's book value was zero at the time of purchase, the entire purchase price is shown as a reduction to shareholders' equity.

      In January 1997, the Company paid approximately $459,000 of accrued legal fees to one of its directors, either individually or to entities controlled by him, for legal services rendered by him to the Company in connection with the Company's cable service offering and its obtaining the Chicago franchise.

6.   DEBT:

      A summary of debt outstanding at March 31, 1998 and 1997, is as follows:


                                                                                  MARCH 31,      MARCH 31,
                                                                                    1998           1997
                                                                               -------------   -----------
     Convertible Subordinated Debentures, Series 1, 25%, due 1998 ............ $      52,702   $    52,702
     Convertible Subordinated Debentures, Series 2, 25%, due 1999 ............        28,849        28,849
     12 1/4% Senior Discount Notes Due 2008 ..................................   203,478,017            --
                                                                               -------------   -----------
        Total................................................................. $ 203,559,568   $    81,551
                                                                               -------------   -----------
                                                                               -------------   -----------


      CONVERTIBLE SUBORDINATED DEBENTURES

      Prior to February 1,1997, all subordinated debentures were convertible to common stock based on a conversion ratio of $2 to 1 share of common stock.

      Conversion of $147,298 of the Series 1 convertible debentures occurred on May 17, 1996. Conversion of $111,151 of the Series 2 convertible debentures occurred on April 28, 1996. Conversion of $150,000 of the Series 3 convertible debentures occurred on November 14, 1996. Conversion of $200,000 of the Series 4 convertible debentures and $196,854 of the Series 5 convertible debentures occurred on January 31, 1997.

      Total debenture conversions to common stock for Series 1 through 5 convertible debentures resulted in the issuance of 616,280 additional shares of common stock between April 1996 and January 1997. (See "Common Shares" footnote for conversion effects on common shares outstanding.) Subsequent to January 31,1997, these debentures are no longer convertible.


      12 1/4% SENIOR DISCOUNT NOTES DUE 2008

      On February 9, 1998, the Company issued $363,135,000 of 12 1/4% Senior Discount Notes due 2008. The proceeds from the issue were $200,000,000 which represent a yield to maturity on the Notes of 12 1/4% (computed on a semi-annual bond equivalent basis). The discount and issuance costs are being amortized through February 15, 2003, using the effective interest rate method. Thereafter, cash interest accrues until the notes mature in 2008. For the year ending March 31, 1998, the amortized discount totalled $3,478,017. Issuance costs for the transaction totalled $7,886,825. The amount of amortization recognized in the year ended March 31, 1998 was $218,411. The notes are unsecured obligations.

      The notes are redeemable at the Company's option in whole or part, on February 15, 2003, 2004 and 2005, at a redemption price of 106.1250, 104.0833 and 102.0417, respectively and at the principal amount thereafter. The redemption price would also include accrued interest earned through the date of redemption.

      Upon a Change of Control, each holder of Notes may require the Company to purchase all or any portion of such holder's Notes at a purchase price equal to 101% of the Accreted Value thereof plus accrued and unpaid interest, if any, to the date of purchase. Accreted value means, as of any date, the amount for each $1,000 principal amount at maturity of the Senior Discount Notes as specified in the terms of the Notes.

      The notes include certain restrictive covenants relating to, among other things, limitations on additional indebtedness, payment of dividends, investment options, asset sales, liens on assets and mergers and consolidations. The Company is in compliance with the covenants at March 31, 1998.

      OTHER

      During the period August 1994 to March 1996, the Company signed a series of promissory notes aggregating $226,930 at March 31, 1996, with Kubasiak, Cremieux, Flystra & Reigers, P.C. (Kubasiak). These notes accrued interest at a rate of 9% and were due between February 1, 1995, and September 1, 1996. On July 1, 1996, Kubasiak canceled its notes that were outstanding as of March 31, 1996, along with additional notes issued through June 1996, and consolidated them into a single note, due January 2, 1997. This new note was paid in full on December 31, 1996.

7.   CLASS A CONVERTIBLE 8% CUMULATIVE PREFERRED STOCK:


                                                  PREFERRED
                                                    SHARES             AMOUNT
                                                  -----------       -----------
     March 31, 1996.....................                  --                --
     January 30, 1997
               Proceeds.................              1,380.3       $17,475,451
               Issuance costs...........                  --         (1,159,469)
               Accrued dividends........                  --            280,795
               Accretion................                  --            198,186
                                                  -----------       -----------
     March 31, 1997.....................              1,380.3        16,794,963

     September 23, 1997
               Proceeds.................                 63.3           819,439
               Issuance costs...........                  --            (49,166)
     November 20, 1997
               Proceeds.................                  9.5           121,842
     January 20, 1998


               Proceeds.................                 95.4           891,062
     Accrued dividends..................                  --          1,872,892
     Accretion..........................                  --          1,300,633
                                                  -----------       -----------
     March 31, 1998.....................              1,548.5       $21,751,665
                                                  -----------       -----------
                                                  -----------       -----------


   On January 30, 1997 several investors contracted with the Company to purchase 1,380.3 shares of the Company's Class A Convertible 8% Cumulative Preferred Stock and initial, secondary and debt warrants for a purchase price of $15,793.84 per share, totaling $21.8 million. A portion of the initial purchase price was allocated to the common share warrants. The allocation was based on the market value of the common stock at the date of the sale of the Class A Convertible 8% Cumulative Preferred Stock and the number of related secondary warrants, initial warrants and debt warrants associated with such preferred stock. The fair market value of the common stock at the date of the sale was estimated to be $2 per share. The number of secondary warrants associated with the initial purchase amounted to 1,161,307.6. The number of initial and debt warrants associated with the initial purchase was based on the number of voting and non-voting common shares that these warrants were replaced with as a result of a subsequent amendment to the related stock purchase agreement as discussed below. These initial and debt warrants were replaced with 1,000,966.8 shares of voting and non-voting common stock. This allocation resulted in $4,324,549 and $17,475,451 being recorded as common stock and redeemable preferred stock, respectively, at March 31, 1997. Issuance costs of $1,446,396 were incurred in conjunction with the sale of the Class A Convertible 8% Cumulative Preferred Stock. These issuance costs were allocated between the Class A Convertible 8% Cumulative Preferred Stock and the related warrants based on the relative portions of the proceeds allocated to each. The carrying value of the Class A Convertible 8% Cumulative Preferred Stock is being accreted to its redemption value (using the effective interest method) over the four year period from the date of the original preferred stock purchase agreement to the date the stock became mandatorily redeemable under the original agreement or the date at which the Class A preferred shareholders can compel sale of the Company under the amended agreement, both dates being January 30, 2001. The Class A convertible 8% Cumulative Preferred Stock is recorded on the balance sheet at the allocated portion of the purchase price paid by investors, less the allocated portion of the issuance costs, plus accrued and unpaid preferred stock dividends, plus accretion. At March 31, 1997, certain of the provisions of the agreement were as follows:

      - Each preferred share is convertible into one thousand common shares.

      - Dividends accrue daily on the aggregate amount paid at an annual rate of 8%. Unpaid dividends compound on a semi-annual basis on June 30 and December 31. At the consummation of a qualified public offering, all accrued and unpaid dividends would be converted into common stock without the issuance of additional shares. A qualified public offering is one in which (1) the public purchases at least $25 million of common stock, (2) the price per share paid is at least twice the liquidation value per share of the Class A Convertible 8% Cumulative Preferred Stock, (3) the common stock is traded on a national exchange or The Nasdaq Stock Market, and (4) the shares issued and sold represent at least 20% of the common stock outstanding after the public offering.

      - Upon consummation of a qualified public offering, all preferred shares are required to be converted into common shares.

      - At any time after the fourth anniversary of the date of the purchase and before the earlier of the date of the consummation of a qualified public offering or the seventh anniversary of the date of the purchase, each holder of the stock has the right from time to time to require the Company to repurchase all, but not less than all, of their shares held (the put arrangement). The shares would be repurchased by the Company for the greater of: (1) the purchase price paid by the holder of the stock, plus all accrued and unpaid dividends, or (2) the market value of the shares.

      - "Initial Warrants" were granted to the investors who may increase their ownership percentage up to another 12%.
        These warrants expire on May 31, 2008. The warrants are exercisable at $.000001 per share of common stock only if the Company does not meet certain pre-established performance indicators. The Company has until May 31, 1998 to meet these performance indicators.

      - "Secondary Warrants" to purchase up to 1,331,774.8 shares of common stock at $.000001 per share of common stock were also granted to the investors. These secondary warrants expire on January 30, 2007.

      - "Debt Warrants", in addition to the initial and secondary warrants discussed above, will vest to the new investors if the Company does not receive Board of Director approval by July 31, 1997, for a $50 million senior debt financing arrangement. Under this provision the Company is to issue warrants to purchase shares representing 2% of the outstanding common stock on the first day of each month until the definitive document with respect to such debt is in place. Any such warrants issued would expire ten years from the date of issue. Any debt warrants would also be exercisable at $.000001 per share of common stock.

       During December 1997, the Company and its Class A Convertible 8% Cumulative Preferred Stock shareholders negotiated a number of changes to the original Stock Purchase Agreement. These changes were formally ratified on January 8 and 14, 1998. The original put arrangement as discussed above was removed and was replaced by the right of the Class A preferred shareholders to require the sale of the Company. The new provision provides that at any time and from time to time after the fourth anniversary of the date of issuance of the senior discount notes and senior cumulative exchangeable preferred stock and ending on the earlier to occur of the consummation of a qualified public offering and the seventh anniversary of the date of issuance of the senior discount notes, the Class A preferred shareholders have the right to require the sale of the Company. The liquidation value of the preferred stock is the sum of the original cost plus any accrued and unpaid dividends. The right to obtain additional common shares under the initial warrant and debt warrant provisions as discussed above was removed and was replaced by an agreement to increase the Class A preferred shareholders ownership on a fully diluted basis by an additional 8% by issuing additional common stock. One-half of this additional
stock is voting and the other half is non-voting.   A portion of the proceeds
and issuance costs associated with the sale of the Class A Convertible 8% Cumulative Preferred stock were allocated to the initial and debt warrants and reflected in common stock at March 31, 1997.

      In addition, the holders of the Class A preferred stock are collectively in a position to control the taking of many significant corporate actions by the Company, including the making of any significant capital commitments, the incurrence of any significant indebtedness, merger and the payment of dividends on the common stock, pursuant to agreements which provide that prior to taking such actions, the Company will need to obtain the approval of the nominees to the Board of Directors of the holders of the Class A preferred stock. These rights have been modified by the covenants related to the 12 1/4% Senior Discount Notes (see Note 6).

      Of the $21.8 million for the related January 30, 1997 sale, $21.7 million was received by March 31, 1997, with the remainder received by April 22, 1997. The purchase resulted in the preferred shareholders having an approximate 37% ownership interest in the Company on a fully diluted basis excluding the contingently issuable common shares from the exercise of the initial warrants and the debt warrants. The proceeds from this preferred stock offering were used to (1) repay a $5 million revolving credit note to LaSalle Northwest National Bank, (2) purchase the subscriber base of a related party located in the Chicago franchise area for $3,381,300, (3) retire existing Company debt and accounts payable in the amount of $541,166, and (4) pay transaction costs of $1,446,396. The balance of the proceeds were used for working capital and capital expenditures to build the network, operating center and network infrastructure.

      On September 23 and November 20, 1997 and January 20, 1998, several investors contracted with the Company to purchase 63.3, 9.5 and 95.4 shares, respectively, of the Company's Class A Convertible 8% Cumulative Preferred Stock and initial, secondary and debt warrants for a purchase price of $15,793.84 per share, totaling approximately $2.6 million. A portion of the initial purchase price was allocated to the common share warrants. The allocation was based on the market value of the common stock at the date of the sale of the Class A Convertible 8% Cumulative Preferred Stock and the number of related secondary initial and debt warrants associated with such preferred stock. The fair market value of the common stock at the date of the sale was estimated to be $2 per share for the September 23 and November 20, 1997 sales and $4.50 per share for the January 20, 1998 sale. The number of secondary warrants associated with the three purchases amounted to 53,271, 7,990, and 80,300 respectively. The number of initial and debt warrants associated with the three purchases was based on the number of voting and non-voting common shares that these warrants were replaced with as a result of the amendment to the related stock purchase agreement as discussed above. These initial and debt warrants were replaced with 37,009, 6,089 and 56,660 shares of voting and non-voting common stock respectively. This allocation resulted in $180,561, $28,158 and $616,318 being recorded as common stock on the three sales dates respectively and $819,439, $121,842 and $891,062 being recorded as class A preferred stock on the three sales dates, respectively. Issuance costs of $60,000 were incurred in conjunction with the sale of the Class A Convertible 8% Cumulative Preferred Stock on September 23, 1997. These issuance costs were allocated between the Class A Convertible 8% Cumulative Preferred Stock and the related warrants based on the relative portions of the proceeds allocated each. The purchases were based on the same terms as those previously mentoned for the $21.8 million preferred stock issuance.

8.    13 3/4%  SENIOR CUMULATIVE EXCHANGEABLE PREFERRED STOCK

                                                    PREFERRED
                                                      SHARES           AMOUNT
                                                    ---------       -----------
     February 9, 1998
           Proceeds ...........................        50,000       $47,300,000
           Issuance costs .....................           --         (1,868,126)
     Accrued dividends ........................           --            973,924
     Accretion ................................           --             87,014
                                                    ---------       -----------
     March 31, 1998 ...........................        50,000       $46,492,812
                                                    ---------       -----------
                                                    ---------       -----------

   On February 9, 1998, 50,000 shares of 13 3/4% Senior Cumulative Exchangeable Preferred Stock Due 2010 and related common share warrants were issued. The net proceeds received were $48,025,236. The Exchangeable Preferred Stock will rank senior to all other classes of equity securities of the Company.

   The value of the 438,870 common stock warrants issued, $2,605,000, has been allocated to common shareholders' equity (see Note 9).

   The carrying value of the 13 3/4% Senior Cumulative Exchangeable Preferred Stock is being accreted to its redemption value (using the effective interest method) over the five year period from the date of issue to the date the stock first becomes redeemable, February 15, 2003. The 13 3/4% Senior Cumulative Exchangeable Preferred Stock is recorded on the balance sheet at the allocated portion of the purchase price paid by investors, less the allocated portion of the issuance costs, plus accrued and unpaid dividends, plus accretion.

   On or prior to February 15, 2001, the Company may redeem in whole but not in part, the outstanding Exchangeable Preferred Stock at a redemption price of 113 3/4% of the liquidation preference ($1,000 per share) plus accumulated unpaid dividends to date of redemption with the net proceeds of an Equity Offering. An equity offering means either (a) an underwritten primary public offering of common stock of the Company pursuant to an effective registration statement under the Securities Act or (b) a primary offering of capital stock (other than disqualified stock) of the Company to one or more persons primarily engaged in related business. On February 15, 2003, 2004, 2005 and 2006 (and thereafter), at a redemption price of 106.8750%, 104.5833%,102.2917% and 100%, respectively, of the liquidation preference ($1,000 per share) plus accumulated unpaid dividends, the Exchangeable Preferred Stock may be redeemed in whole, or in part, at the Company's option. On February 15, 2010, the Exchangeable Preferred Stock is mandatorily redeemable.

         In the event of a change of control, the Company shall offer to purchase all outstanding shares of Exchangeable Preferred Stock, in whole or in part, at a purchase price equal to 101% of the aggregate liquidation preference ($1,000 per share) thereof, plus accumulated and unpaid dividends, if any to the date of purchase.

   Dividends are payable quarterly on February 15, May 15, August 15 and November 15. Dividends are payable in cash except that on or prior to February 15, 2003, dividends may be paid by the issuance of additional shares of Exchangeable Preferred Stock at the Company's option.

   The restrictive covenants are similar to those indicated for the 12 1/4% Senior Debenture Notes in Note 6 apply to the Exchangeable Preferred Stock. The Company is in compliance with these covenants at March 31, 1998.

9.   COMMON SHARES

      On January 9, 1998, the common shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized common shares to 50,000,000 from 1,000,000. On the same date, the directors of the Company declared a 1,000 for 1 share split of the Company's issued and outstanding common shares. All common share amounts and per share amounts have been restated to reflect this amendment and related split.

      On January 9, 1998, the Company obtained the approval of the common shareholders for an amendment to the Articles of Incorporation to authorize 1,000,000 shares of non-voting common stock.

      At March 31, 1998 and 1997, the Company had 50,000,000 shares of no par common stock authorized, of which 3,489,467.9 and 2,374,343.6 are issued and outstanding, respectively.

      Changes in the Company's common shares and related amounts during the three years ended March 31, 1998, are as follows:


                                               COMMON
                                               SHARES                 AMOUNT
                                              --------             -----------

               March 31, 1995.......         1,508,000.0           $   138,001
     September 20, 1995.............           171,000.0               342,000
     October 17, 1995...............             4,000.0                 8,000
                                              --------             -----------
               March 31, 1996.......         1,683,000.0               488,001
     April 28, 1996.................            84,490.0               168,980
     May 17, 1996...................           146,540.0               293,080
     November 14, 1996..............           115,410.0               230,820
     January 28, 1997...............            75,063.6               188,721
     January 30, 1997...............              --                 4,037,622



     January 31, 1997...............         269,840.0                 539,680
                                           -----------             -----------
         March 31, 1997.............       2,374,343.6               5,946,904
     September 23, 1997.............              --                   169,727
     November 20, 1997..............              --                    28,158
     January 20, 1997...............       1,100,724.4                      --
     January 20, 1998...............              --                   616,318
     February 9, 1998...............              --                 2,593,364
     February 9, 1998...............          14,399.9                  28,800
     Compensation expense related
      to stock option plan                        --                   972,865
                                           -----------             -----------
        March 31, 1998..............       3,489,467.9             $10,356,136
                                           -----------             -----------
                                           -----------             -----------

      On September 20, 1995, the Company sold 171,000 shares of common stock to various third-party investors for $342,000 at an estimated fair value of $2 per share. On October 17, 1995, the Company issued 4,000 shares of restricted stock, to an officer of the Company, at an estimated fair value of $2 per share.

   As discussed earlier, Series 1 through 5 of the Company's convertible debentures were converted to common stock throughout the year ended March 31, 1997. On April 28, 1996, debenture conversions of $111,151 in principal and $57,829 in related interest resulted in the issuance of 84,490 shares of common stock. On May 17, 1996, debenture conversions of $147,298 in principal and $145,782 in related interest resulted in the issuance of 146,540 shares of common stock. On November 14, 1996, debenture conversions of $150,000 in principal and $80,820 in related interest resulted in the issuance of 115,410 shares of common stock. On January 31, 1997, debenture conversions of $396,854 in principal and $142,826 in related interest resulted in the issuance of 269,840 shares of common stock. The impacts of these noncash financing activities are not included in the net cash provided or used by operating or financing activities in the statements of cash flows.

      The Company also had an arrangement with a law firm to compensate it for its professional services by issuing 2,797.9 shares of common stock to it at a per share price of $15.79, which was based upon the offering price of the Company's preferred stock offering discussed below. The shares were issued on January 28, 1997.

      Also on January 28, 1997, certain shareholders of a related party were allowed to purchase shares of the Company's common stock with the proceeds from their loan repayment from the related party. This transaction resulted in the issuance of 72,265.7 shares of additional common stock, at $2 per share.

      As discussed in Note 7, portions of the proceeds and issuance costs associated with the January 30, 1997 sale of Class A Convertible 8% Cumulative Preferred Stock were allocated to the related common share warrants. This allocation resulted in a net amount of $4,037,622 being recorded as common equity at March 31, 1997 (see Note 7 for additional discussion related to the allocation of the proceeds and issuance costs). Certain of the common stock warrants were replaced with voting and non-voting common stock. These shares were reflected as outstanding on January 20, 1998.

      In order to prepay the City's franchise fees, mentioned above, the Company requested and received a $5 million Loan and Security Agreement on June 21, 1996, with LaSalle Northwest National Bank which expired on January 1, 1997. The Company paid the loan including interest on January 31, 1997. Certain members of the Company's Board of Directors had individually guaranteed the full line of credit. The Company, in return for the Directors' guarantees, issued to the Directors options to acquire 1,250,000 additional common shares of the Company, at a price of $4 per share, exercisable until the expiration date of June 30, 2006. As of March 31, 1998, all options are outstanding.

      In February 1997, the Company issued stock warrants representing 18,994.7 shares to its financial advisor at an exercise price of $15.79, aggregating $300,000. The exercise price was based upon the offering price of the Company's preferred stock offering previously discussed. As of March 31, 1997, all warrants are outstanding.

      Also discussed in Note 7, portions of the proceeds and issuance costs associated with the September 23 and November 20, 1997 and January 20, 1998 sales of Class A Convertible 8% Cumulative Preferred Stock were allocated to the related common share warrants. These allocations resulted in net amounts of $169,727, $28,158 and $616,318 being recorded as common equity on September 23 and November 20, 1997 and January 20, 1998 respectively (see
Note 7 for additional discussion related to the allocation of the proceeds and issuance costs). Certain of the common stock warrants were replaced with voting and non-voting commom stock. These shares were reflected as outstanding on January 20, 1998.

      On January 20, 1998, as a result of the amended Class A Convertible 8% Cumulative Preferred Stock purchase agreement (formally ratified in January 1998 and discussed in Note 7) 550,362.2 voting and 550,362.2 non-voting shares were effectively issued. These shares replaced the initial and debt warrants associated with the Class A Preferred Stock. The value associated with these warrants was recorded on the related purchase dates of the Preferred Stock: January 30, September 23, and November 20, 1997, and January 20, 1998.

      On February 9, 1998, certain Company officers received common shares as part of their compensation. Total shares issued were 14,399.9 at $2 per share. Also on February 9, 1998, as discussed in Note 8, portions of the proceeds and issuance costs from the sale of 13 3/4% Exchangeable Preferred Stock were allocated to the related common share warrants.

      During 1998, as a result of the stock based compensation plan (see Note
11) 287,829.9 shares were vested to certain officers. Compensation expense recognized per option was $3.38.

10.  RESTRICTED STOCK AWARDS:

      The Company awarded restricted stock to certain officers. The restricted shares vest over a 33-month period. Vested shares were subject to certain transfer restrictions and forfeiture under certain circumstances. Unearned compensation, representing the fair value of the stock on the date of award (estimated at $2 by management), was amortized to salary expense over the vesting period. During the period from inception to March 31, 1994, 8,000 shares of restricted stock were issued and were fully vested on March 31, 1996. In October 1995, an additional 4,000 shares of restricted stock were awarded. During year ended March 31, 1998, the awarded unvested shares were forfeited.

11.   STOCK BASED COMPENSATION PLANS

      Effective January 30, 1997, the Company established a common stock option plan. No options were granted under the plan until October 14, 1997. 728,667.8 options were originally granted under the terms of the plan. The options vest over 48 months and expire after ten years. The vesting period starts from the date of employment with the beginning vesting dates ranging from November 11, 1992 to December 26, 1997. The Company accounts for the plans under APB Opinion No. 25, under which $972,865 of compensation expense was recognized in the year ended March 31, 1998 relating to stock option awards to employees. Had compensation cost for such stock option awards under the plan been determined consistent with SFAS No. 123, the Company's net loss, net loss attributable to common shares and basic and diluted loss per share would have been increased to the following pro forma amounts:

                                                       1998
                                                       -----
     Net Loss:                     As Reported     ($15,030,544)
                                   Pro Forma       ($15,102,676)

     Net Loss Attributable to      As Reported     ($19,265,007)
     Common Shares:                Pro Forma       ($19,337,139)

     Basic and Diluted             As Reported           ($7.37)
     Loss per Share:               Pro Forma             ($7.39)


     A summary of the status of the Company's stock option plan at March 31, 1998 and changes during the year is presented below:



                                                      1998
                                                      ------
                                                           Wtd Avg.        Wtd Avg
                                            Shares         Ex Price      Fair Value
                                           ---------       ---------     ----------
  Outstanding at beginning of year             --             --              --
  Granted                                  728,667.8           1.12          4.50
  Exercised                                    --             --              --
  Forfeited                                 36,433.2           1.12          4.50
  Expired                                      --             --              --
  Canceled                                     --             --              --
                                           ---------
         Outstanding at end of year        692,234.6
                                           ---------
         Exercisable end of year           287,829.9


     The 728,667.8 options granted in fiscal year 1998 have an exercise price of $1.12, with a weighted average remaining contractual life of 9.6 years. At March 31, 1998, 287,829.9 options were exercisable.

     The fair value of each option grant is estimated at the beginning of the vesting period (date of employment) using the Minimum Value option pricing model with the following weighted-average assumptions used for the option grants in 1998: risk-free interest rate of 6.4 percent; expected dividend yields of zero percent; expected life of ten years; expected volatility of zero percent. Zero percent volatility is used as the company's common stock is not publicly traded.

12.  INCOME TAXES:

     The Company uses an asset and liability approach to account for income taxes. Deferred income taxes (credit) reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes." The temporary differences and net operating loss carryforward, which give rise to deferred tax assets at March 31, 1998 and 1997, are as follows:



                                                  MARCH 31, 1998     MARCH 31, 1997
                                                    DEFERRED TAX      DEFERRED TAX
                                                 ASSET/(LIABILITY)  ASSET/(LIABILITY)
                                                 -----------------  ---------------
       Accrued vacation......................        $      77,357   $        --
       Stock option expense..................              386,227            --
       Property, plant and equipment
         depreciation expense................             (588,411)           --
       Accretion of discount on senior
         discount notes......................            1,374,974            --
       Amortization of debt issuance costs
         related to senior discount
         notes...............................               43,297            --
       Net operating loss carryforward ......            6,619,846      1,969,962
       Valuation allowance ..................           (7,913,290)    (1,969,962)
                                                 -----------------  ---------------
                                                     $          --   $         --
                                                 -----------------  ---------------
                                                 -----------------  ---------------

     The provision (credit) for income taxes is summarized as follows:


                                     YEAR ENDED      YEAR ENDED       YEAR ENDED
                                  MARCH 31, 1998  MARCH 31, 1997   MARCH 31, 1996
                                  --------------  --------------   ---------------
             Current--
                 Federal ......     $        --     $        --      $        --
                 State ........              --              --               --
             Deferred--
                 Federal ......      (4,850,473)        (896,666)        (327,033)
                 State ........      (1,092,854)        (202,026)         (73,683)
                                  --------------  --------------   ---------------
                                     (5,943,327)      (1,098,692)        (400,716)
       Valuation allowance ....       5,943,327        1,098,692          400,716
                                  --------------  --------------   ---------------
                                    $        --     $         --     $         --
                                  --------------  --------------   ---------------
                                  --------------  --------------   ---------------

     The income tax provision (credit) differs from amounts at the statutory federal income tax rate as follows:


                                           YEAR ENDED    YEAR ENDED       YEAR ENDED
                                        MARCH 31, 1998  MARCH 31, 1997  MARCH 31, 1996
                                        --------------  -------------- ----------------
       Income tax provision (credit) at
         statutory rate ..............   $  (5,260,690) $   (986,052)  $  (359,313)
       Meals and entertainment ........         14,993        19,210         6,642
       Disallowed portion of original
         issue discount on senior
         discount notes.................        5,799           --            --
       State income taxes .............      (703,429)     (131,850)      (48,045)
       Valuation allowance ............     5,943,327     1,098,692       400,716
                                        --------------  -------------- ----------------
       Income tax provision (credit) as
         reported ....................    $        --    $       --     $      --
                                        --------------  -------------- ----------------
                                        --------------  -------------- ----------------


     At March 31, 1998, the Company had cumulative tax net operating loss carryforwards aggregating $19,835,995 expiring between 2009 and 2013. At March 31, 1998, the Company had recorded a valuation allowance related to its net deferred tax assets aggregating $7,913,289.

13.  COMMITMENTS AND CONTINGENCIES:

     The Company obtained two letters of credit totaling $1,796,880. The first letter, for $500,000, was obtained as part of the Chicago franchise agreement mentioned earlier. The second letter is for the benefit of the Merchandise Mart totaling $1,296,880 and was obtained in place of a security deposit related to the Merchandise Mart lease. These letters of credit are fully collateralized by cash, which is reflected as a restricted cash collateral reserve on the balance sheet. The Company invests the cash in commercial paper which matures daily. As of March 31, 1998 and 1997, the commercial paper investments had earned $95,505 and $11,411, respectively, in interest income.

     The Company entered into a 15-year lease, dated January 31, 1997 (the "Apparel Lease") for its headquarters and NOC. The Apparel Lease which covers 32,422 square feet, will be increased on July 1, 1998 to cover 40,397 square feet.

     As of March 31, 1998, the aggregate minimum rental commitments under this and other lease agreements were as follows:


                                                                                                                              TOTAL
    DESCRIPTION OF LEASE           1999         2000           2001         2002        2003       THEREAFTER       COMMITMENTS
    Facilities Lease             $626,729     $676,662       $735,152     $789,388    $870,454      $9,763,046      $13,461,431
    Equipment Leases              172,397      172,397        114,604            -           -               -          459,398
    Hub Site Leases                22,898       23,552         24,268       17,603      10,272          70,805          169,398
    Pole Leases                    21,040       21,040         21,040       21,040      21,040          21,040          126,240
    Office Equipment               16,615       15,829          9,443            -           -               -           41,887
                                 --------     --------       --------     --------    --------      ----------      -----------
         Totals                  $859,679     $909,480       $904,507     $828,031    $901,766      $9,854,891      $14,258,354
                                 --------     --------       --------     --------    --------      ----------      -----------
                                 --------     --------       --------     --------    --------      ----------      -----------

     Rent expense under operating leases was $662,753, $55,152 and $34,266 for the years ended March 31 1998, 1997 and 1996 respectively.

     In March 1998, the Company signed a purchase agreement with Nortel for telecommunication equipment. This agreement covers three years and the purchase of a minimum of $25,000,000 of equipment during the three year period.

14.  SUBSEQUENT EVENTS:

      After March 31, 1998, certain officers of the Company forfeited 48,489.1 common shares options.

     On April 14, 1998, the Company's Board of Directors approved a stock option plan for a total of 531,200 shares of common stock. The plan specifies 331,200 shares for two named executive officers, 150,000 shares to be awared to key management employees and 50,000 shares for all employees.

     On April 16, 1998, the Company paid an initial fee of $500,000 as part of the negotiation for a $50,000,000 revolving credit facility.

     In April 1998, pursuant to a Purchase, Joinder & Waiver Agreement, the Company agreed to issue 6.3316 shares of Class A Convertible 8% Cumulative Preferred Stock at a price of $15,793.84 per share and warrants to purchase 5,327.1 shares of Common Stock at a price of $.000001 per share to Wendy Dietze, Managing Director of Credit Suisse First Boston Corporation. In addition, 2,248.9 shares of voting common stock and 2,248.9 shares of non-voting common stock will be issued in conjunction with this sale.

     On May 15, 1998, the Company issued 1,833.33 additional shares of Exchangeable Preferred Stock as the quarterly dividends on the 13 3/4% Senior Cumulative Exchangeable Preferred Stock Due 2010.

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                      YEAR ENDING MARCH 31, 1998
                                      ---------------------------
                              1ST QTR     2ND QTR          3RD QTR      4TH QTR
--------------------------------------------------------------------------------
Subscriber Revenues       $    42,497   $    37,158     $    43,877   $    65,491

Operating Loss            $(1,203,601)  $(2,190,282)    $(4,816,430)  $(5,252,740)

Net Loss Attributable
  to Common Shares        $(1,920,941)  $(2,638,655)    $(5,573,193)  $(9,132,218)

Basic and Diluted Net Loss
  per Weighted
  Average Share           $     (0.81)  $     (1.11)    $     (2.33)  $     (2.74)


                                        YEAR ENDING MARCH 31, 1997
                                        --------------------------
                              1ST QTR     2ND QTR          3RD QTR      4TH QTR
--------------------------------------------------------------------------------

Subscriber Revenues       $        -    $       -       $        -    $    27,480

Operating Loss              (336,403)     (485,593)      (1,056,491)     (802,586)

Net Loss Attributable
  to Common Shares        $ (424,169)   $( 530,115)     $(1,158,428)  $(1,183,561)

Basic and Diluted Net Loss
  per Weighted
  Average Share           $    (0.23)   $    (0.28)     $     (0.59)  $     (0.52)



     Quarterly EPS figures may not total EPS for the year due to the changes in the number of shares outstanding.

16.  NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE:

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginnng after December 15, 1997. These statements do not affect the accounting recognition or measurement of transactions, but rather require expanded disclosures regarding financial results. The Company will adopt these standards in 1998 as required by FASB.

ITEM 14(a)(3)   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


Exhibit No.                        Document
-------------------------------------------------------------------------------
 3.1*                              Amended Articles of Incorporation
-------------------------------------------------------------------------------
 3.2*                              By-laws
-------------------------------------------------------------------------------
 4.1*                              Indenture dated February 15, 1998 between
                                   the Company, as Issuer, and State Street
                                   Bank and Trust, as Trustee, with respect to
                                   the 12 1/4 Senior Discount Notes Due 2008
-------------------------------------------------------------------------------
 4.2*                              Form of the 12 1/4 Senior Discount Notes Due
                                   2008
-------------------------------------------------------------------------------
 4.3*                              Indenture dated as of February 15, 1998
                                   between the Company and IBJ Stirred Bank &
                                   Trust Company, as Trustee, with respect to
                                   the Exchange Debenture
-------------------------------------------------------------------------------
 4.4*                              Form of the 13 3/4 Senior Cumulative
                                   Exchangeable Preferred Stock Due 2010
-------------------------------------------------------------------------------
 4.5*                              Registration Rights Agreement dated as of
                                   February 2, 1998 by and among the Company
                                   and Credit Suisse First Boston Corporation,
                                   BancAmerica Robertson Stephens and
                                   BancBoston Securities, Inc., as Initial
                                   Purchasers*
-------------------------------------------------------------------------------
10.1*                              Franchise Agreement dated as of June 24,
                                   1996 by and among the City of Chicago and
                                   the Company
-------------------------------------------------------------------------------
10.2*                              License Agreement dated as of October 27,
                                   1994 by and among the Chicago Transit
                                   Authority and the Company
-------------------------------------------------------------------------------
10.3*                              CSG Master Subscriber Management System
                                   Agreement dated as of May 28, 1997 by and
                                   among CSG Systems, Inc. and the Company
-------------------------------------------------------------------------------
10.4*                              Telemarketing Consultation Agreement dated
                                   as of August 5, 1997 by and among the
                                   Company and ITI Marketing Services, Inc.
-------------------------------------------------------------------------------
10.5*                              Pole Attachment Agreement dated as of April
                                   3, 1996 by and among the Company and
                                   Commonwealth Edison Company
-------------------------------------------------------------------------------
10.6*                              Pole Attachment Agreement dated as of
                                   November 14, 1998 by and among the Company
                                   and Ameritech--Illinois
-------------------------------------------------------------------------------
10.7*                              Office Lease dated January 31, 1997 by and
                                   among the Company and LaSalle National Bank
-------------------------------------------------------------------------------
10.8*                              Franchise Agreement dated as of March 16,
                                   1998 by and between the Village of Skokie,
                                   Illinois and 21st Century Cable TV of
                                   Illinois, Inc.
-------------------------------------------------------------------------------
10.9*                              Interconnection Agreement dated as if May
                                   5, 1997 by and between Ameritech
                                   Information Industry Services and 21st
                                   Century Telecom of Illinois, Inc.
-------------------------------------------------------------------------------
10.10*                             Network Products Purchase Agreement by and
                                   between Northern Telecom Inc. and the
                                   Company
-------------------------------------------------------------------------------
12.1                               Statement regarding Computation of Earnings
                                   Ratio to Fixed Charges
-------------------------------------------------------------------------------
21.1*                              Subsidiaries of the Company
-------------------------------------------------------------------------------



-------------------------------------------------------------------------------
23.1                               Consent of Arthur Andersen with Respect to
                                   the Company
-------------------------------------------------------------------------------
27.1                               Financial Data Schedule
-------------------------------------------------------------------------------

  * Incorporated herein by reference to the Company's S-4 Registration Statement, filed on March 3, 1998, (Commission File No. 333-47235)

                                     SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS FULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  21st CENTURY TELECOM GROUP, INC.


                                  /s/      Ronald D. Webster
                                  ----------------------------------------------
                                  By: Ronald D. Webster, Chief Financial Officer


                                  /s/     Byron E. Hill
                                  ----------------------------------------------
                                  By: Byron E. Hill, Corporate Controller


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                    PRINCIPAL EXECUTIVES AND ACCOUNTING OFFICERS


                  SIGNATURE         TITLE                          DATE
                  ---------         ------                         ----
                                    Chief Executive Officer and
                                    Chairman of the Board of       June 29, 1998
           /s/ Glenn W. Milligan    Directors (Principal
         -----------------------    Executive Officer)
         Glenn W. Milligan


                                    President, Chief Operating
           /s/ Robert J. Currey     Officer and Director          June 29, 1998
         -----------------------
         Robert J. Currey


          /s/ Ronald D. Webster     Chief Financial Officer       June 29, 1998
         -----------------------
         Ronald D. Webster


          /s/ Jay E. Carlson        Chief Technical Officer       June 29, 1998
         -----------------------
         Jay E. Carlson



          /s/ Edward T. Joyce       Director                      June 29, 1998
          ----------------------
          Edward T. Joyce




          /s/ Dr. Charles E. Kaegi    Director                      June 29, 1998
          ------------------------
          Dr. Charles E. Kaegi



          /s/ James H. Lowry          Director                      June 29, 1998
          ------------------------
          James H. Lowry


          /s/ David Kronfeld          Director                      June  29, 1998
          ------------------------
          David Kronfeld



          /s/ Thomas Neustaetter      Director                      June 29, 1998
          ------------------------
          Thomas Neustaetter


          /s/ Byron E. Hill           Controller                    June 29, 1998
          ------------------------
          Byron Hill



                                      FORM 10K

                                 INDEX TO EXHIBITS

           Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these and all exhibits, see Item 14(a)(3) hereof. The following exhibits are being filed herewith.


Exhibit No.                        Document
-------------------------------------------------------------------------------
 3.1*                              Amended Articles of Incorporation
-------------------------------------------------------------------------------
 3.2*                              By-laws
-------------------------------------------------------------------------------
 4.1*                              Indenture dated February 15, 1998 between
                                   the Company, as Issuer, and State Street
                                   Bank and Trust, as Trustee, with respect to
                                   the 12 1/4 Senior Discount Notes Due 2008
-------------------------------------------------------------------------------
 4.2*                              Form of the 12 1/4 Senior Discount Notes Due
                                   2008
-------------------------------------------------------------------------------
 4.3*                              Indenture dated as of February 15, 1998
                                   between the Company and IBJ Stirred Bank &
                                   Trust Company, as Trustee, with respect to
                                   the Exchange Debenture
-------------------------------------------------------------------------------
 4.4*                              Form of the 13 3/4 Senior Cumulative
                                   Exchangeable Preferred Stock Due 2010
-------------------------------------------------------------------------------
 4.5*                              Registration Rights Agreement dated as of
                                   February 2, 1998 by and among the Company
                                   and Credit Suisse First Boston Corporation,
                                   BancAmerica Robertson Stephens and
                                   BancBoston Securities, Inc., as Initial
                                   Purchasers
-------------------------------------------------------------------------------
10.1*                              Franchise Agreement dated as of June 24,
                                   1996 by and among the City of Chicago and
                                   the Company
-------------------------------------------------------------------------------
10.2*                              License Agreement dated as of October 27,
                                   1994 by and among the Chicago Transit
                                   Authority and the Company
-------------------------------------------------------------------------------
10.3*                              CSG Master Subscriber Management System
                                   Agreement dated as of May 28, 1997 by and
                                   among CSG Systems, Inc. and the Company
-------------------------------------------------------------------------------
10.4*                              Telemarketing Consultation Agreement dated
                                   as of August 5, 1997 by and among the
                                   Company and ITI Marketing Services, Inc.
-------------------------------------------------------------------------------
10.5*                              Pole Attachment Agreement dated as of April
                                   3, 1996 by and among the Company and
                                   Commonwealth Edison Company
-------------------------------------------------------------------------------
10.6*                               Pole Attachment Agreement dated as of
                                    November 14, 1998 by and among the Company
                                    and Ameritech--Illinois
-------------------------------------------------------------------------------
10.7*                              Office Lease dated January 31, 1997 by and
                                   among the Company and LaSalle National Bank
-------------------------------------------------------------------------------
10.8*                              Franchise Agreement dated as of March 16,
                                   1998 by and between the Village of Skokie,
                                   Illinois and 21st Century Cable TV of
                                   Illinois, Inc.
-------------------------------------------------------------------------------



-------------------------------------------------------------------------------
10.9*                              Interconnection Agreement dated as if May
                                   5, 1997 by and between Ameritech
                                   Information Industry Services and 21st
                                   Century Telecom of Illinois, Inc.
-------------------------------------------------------------------------------
10.10*                             Network Products Purchase Agreement by and
                                   between Northern Telecom Inc. and the
                                   Company
-------------------------------------------------------------------------------
12.1                               Statement regarding Computation of Earnings
                                   Ratio to Fixed Charges
-------------------------------------------------------------------------------
21.1*                              Subsidiaries of the Company
-------------------------------------------------------------------------------
23.1                               Consent of Arthur Andersen with Respect to
                                   the Company
-------------------------------------------------------------------------------
27.1                               Financial Data Schedule
-------------------------------------------------------------------------------

  * Incorporated herein by reference to the Company's S-4 Registration Statement, filed on March 3, 1998, (Commission File No. 333-47235)