Form 10-Q
period 1998-06-30
21ST CENTURY TELECOM GROUP INC
filed 1998-08-14
CIK 1056751

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


(Mark One)

     / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                         OR

     /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM __________ TO __________

                      Commission File Number:       333-47235


                                       [LOGO]


                          21ST CENTURY TELECOM GROUP, INC.
               (Exact Name of Registrant as specified in its charter)

                          ILLINOIS                               36-4076758
                          --------                               ----------
                (State or other jurisdiction of                (IRS Employer
                incorporation or organization)               Identification No.)

            WORLD TRADE CENTER
            350 NORTH ORLEANS
            SUITE 600
            CHICAGO, ILLINOIS                                      60654
            -----------------                                      -----
           (Address of principal executive office)             (Zip Code)


             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (312) 470-2100

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

     The number of shares outstanding of the Registrant's Common Stock, as of August 6, 1998 was 3,493,965.7 shares of Common Stock.

21ST CENTURY TELECOM GROUP, INC.                         JUNE 30, 1998 FORM 10-Q
--------------------------------------------------------------------------------



                                  TABLE OF CONTENTS

                          PART I  -- FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS                                              PAGE
                                                                            ----
               Consolidated Balance Sheets as of June 30, 1998 and
               March 31, 1998                                                 3

               Consolidated Statements of Income for the Three Months
               Ended June 30, 1998 and June 30, 1997                         4

               Consolidated Statements of Changes in Shareholders'
               Equity for the Year Ended March 31, 1998 and for the
               Three Months Ended June 30, 1998                              5

               Consolidated Statements of Cash Flows for the Three
               Months Ended June 30, 1998 and June 30, 1997                  6

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS               7

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                10


                           PART  II  -- OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                   12

SIGNATURES                                                                   14

                           PART I  -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          21ST CENTURY TELECOM GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                       AS OF JUNE 30, 1998 AND MARCH 31, 1998


                                                                JUNE 30, 1998     MARCH 31, 1998
                                                                -------------     --------------
                                  ASSETS                         (UNAUDITED)
                                  ------                         -----------
CURRENT ASSETS:
  Cash and cash equivalents                                      $198,517,347      $217,640,238
  Accounts receivable from subscribers                                 32,129            10,359
  Short term investments                                           10,000,000        10,000,000
  Prepayments                                                         743,350           168,152
  Inventory                                                         1,656,889         1,991,690
                                                                 ------------      ------------
     Total current assets                                         210,949,715       229,810,439
PROPERTY, PLANT AND EQUIPMENT:
  Leasehold improvements                                            4,503,766         4,010,868
  Other property, plant and equipment                              31,495,628        16,588,094
  Less--Accumulated depreciation                                   (2,013,359)       (1,193,236)
                                                                 ------------      ------------
     Net property, plant and equipment                             33,986,035        19,405,726
OTHER ASSETS:
  Restricted cash collateral reserve                                1,796,880         1,796,880
  Prepaid franchise fees                                            3,573,241         3,505,706
  Debt issuance costs, net of amortization of $604,416
     and $218,411, respectively                                     7,282,409         7,668,414
  Deferred franchise costs, net of amortization of $533,955
     and $489,093, respectively                                       533,720           463,989
  Deferred mapping and design, net of amortization of
     $70,024 and $58,501, respectively                                 67,926            79,450
  Other deferred costs                                                  2,000             2,000
                                                                 ------------      ------------
     Total other assets                                            13,256,176        13,516,439
                                                                 ------------      ------------
       Total  Assets                                             $258,191,926      $262,732,604
                                                                 ------------      ------------
                                                                 ------------      ------------

                 LIABILITIES AND PREFERRED AND COMMON EQUITY
                 -------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                 $5,842,734        $6,691,683
  Other current liabilities                                         1,064,606         1,756,916
  Debentures payable                                                   62,702            52,702
  Interest payable                                                    141,201           112,712
  Accounts payable to associated company                               38,079           138,080
                                                                 ------------      ------------
     Total current liabilities                                      7,149,322         8,752,093
NONCURRENT LIABILITIES:
  Debentures payable                                                   18,849            28,849
  Interest payable                                                     31,878            42,203
  Senior discount notes, net of discount of $153,451,107
     and $159,656,983, respectively                               209,683,893       203,478,017
                                                                 ------------      ------------
     Total noncurrent liabilities                                 209,734,620       203,549,069
                                                                 ------------      ------------
       Total Liabilities                                          216,883,942       212,301,162
REDEEMABLE PREFERRED STOCK:
  13 3/4% senior cumulative exchangeable preferred stock,
     .01 par value, 51,833.3 and 50,000 shares outstanding,
     respectively                                                  48,479,933        46,492,812
SHAREHOLDERS'  EQUITY:
  Class A convertible 8% cumulative preferred stock,
    no par value,1,554.8 and 1,548.5 shares outstanding,
    respectively                                                   22,714,729        21,751,665
  Voting common stock, no par value 2,941,354.6 shares issued and outstanding, 552,611.1  shares of non-voting common
    stock issued and outstanding and 1,747,066 secondary common share warrants outstanding at June 30, 1998 and voting
    common stock, no par value 2,939,105.7 shares issued
    and outstanding, 550,362.2 shares of non-voting common stock issued and outstanding and 1,741,738.9 secondary common
    share warrants outstanding at March 31, 1998                   10,506,071        10,356,136
  Retained Deficit                                                (37,011,449)      (24,787,871)
  Related party purchase, in excess of cost                        (3,381,300)       (3,381,300)
                                                                 ------------      ------------
     Total Shareholders' Equity                                    (7,171,949)        3,938,630
                                                                 ------------      ------------
       Total Liabilities and Equity                              $258,191,926      $262,732,604
                                                                 ------------      ------------
                                                                 ------------      ------------


            See accompanying notes to the Consolidated Financial Statements.

                          21ST CENTURY TELECOM GROUP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                    (Unaudited)

                                                     Three Months        Three Months
                                                     ------------        ------------
                                                        Ended               Ended
                                                        -----               -----
                                                    June 30, 1998        June 30, 1997
                                                    -------------        -------------
  Subscriber Revenues                              $    139,878          $    42,497

  Expenses
     Network operations                                 978,395               16,063
     Depreciation and amortization                      876,508               57,505
                                                   ------------          -----------
     Total network expenses                           1,854,903               73,568

     Sales and marketing                              1,046,835                  -
     General and administrative                       3,124,214            1,172,530
                                                   ------------          -----------
     Total sales, marketing, general and
     administrative expense                           4,171,049            1,172,530
                                                   ------------          -----------
       Total operating expenses                       6,025,952            1,246,098
                                                   ------------          -----------

  Operating loss                                     (5,886,074)          (1,203,601)

  Interest and other charges
     Amortization of issuance costs
       on senior discount notes                        (393,481)                 -
     Interest income                                  3,183,987              118,691
     Interest expense                                (6,233,635)             (99,839)
                                                   ------------          -----------
      Interest and other charges, net                (3,443,129)              18,852
                                                   ------------          -----------

  Net loss                                           (9,329,203)          (1,184,749)

  Preferred stock requirements                       (2,894,399)            (736,192)
                                                   ------------          -----------

  Net loss attributable to common shares           $(12,223,602)         $(1,920,941)
                                                   ------------          -----------
                                                   ------------          -----------
  Weighted average common shares
        outstanding                                  3,493,273.7          2,374,109.1

  Basic and diluted loss per weighted
        average share                              $      (3.50)               $(0.81)
                                                   ------------          -----------
                                                   ------------          -----------

     See  accompanying notes to the Consolidated Financial Statements.

                          21ST CENTURY TELECOM GROUP, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  FOR THE YEAR ENDED MARCH 31, 1998 AND FOR THE THREE MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                            CLASS A                           RELATED PARTY
                                                TOTAL      COMMON STOCK  PREFERRED STOCK  RETAINED DEFICIT      PURCHASE
                                                -----      ------------  ---------------  ----------------    -------------
BALANCES, MARCH 31, 1997                    $(2,960,337)    $5,946,904    $      -          $(5,522,830)       $(3,381,300)
Net loss                                    (15,030,544)        -                -          (15,030,544)            -
Reclassification of  Class A preferred
  stock to permanent equity                  16,794,963         -           16,794,963           -                  -
Stock issuances                               2,597,380         -            2,597,380           -                  -
Exchange of initial and debt warrants
  for voting  and non voting common
  shares                                        -               -                -               -                  -
Accrued preferred stock dividends              (973,958)        -            1,872,892       (2,846,850)            -
Preferred stock accretion                       (87,014)        -            1,300,633       (1,387,647)            -
Class A preferred stock proceeds
  allocated to related common share
  warrants                                      -              825,037        (825,037)           -                 -
Class A preferred stock issuance
  costs allocated to related common
  share warrants                                -              (10,834)         10,834            -                 -
Exchangeable Preferred Stock
  proceeds allocated to related
  common shares warrants                      2,700,000      2,700,000           -                -                 -
Exchangeable Preferred stock
  issuance costs allocated to related
  common share warrants                        (106,636)      (106,636)          -                -                 -
Stock option accrual                            972,865        972,865           -                -                 -
Stock compensation                               28,800         28,800           -                -                 -
Amortization of unearned
  compensation                                    3,111         -                -                -                 -
                                            -----------    -----------     -----------     ------------        -----------
BALANCES, MARCH 31, 1998                      3,938,630     10,356,136      21,751,665      (24,787,871)        (3,381,300)
Net loss                                     (9,329,203)        -                -           (9,329,203)            -
Stock issuances                                 100,000         44,211          55,789            -                 -
Accrued preferred stock dividends            (1,770,292)        -              521,755       (2,292,047)            -
Preferred stock accretion                      (216,808)        -              385,520         (602,328)            -
Stock option accrual                            105,724        105,724           -                -                 -
                                            -----------    -----------     -----------     ------------        -----------
BALANCES, JUNE 30, 1998                     $(7,171,949)   $10,506,071     $22,714,729     $(37,011,449)       $(3,381,300)
                                            -----------    -----------     -----------     ------------        -----------
                                            -----------    -----------     -----------     ------------        -----------



                                                                                          CLASS A
                                                UNEARNED       COMMON      COMMON SHARE  PREFERRED
                                              COMPENSATION     SHARES        WARRANTS      SHARES
                                              ------------     ------      ------------  ---------
BALANCES, MARCH 31, 1997                        $(3,111)     2,374,343.6    1,161,307.6      -
Net loss                                           -              -              -
Reclassification of  Class A preferred
  stock to permanent equity                        -              -              -        1,380.3
Stock issuances                                    -              -                         168.2
Exchange of initial and debt warrants
  for voting  and non voting common
  shares                                           -         1,100,724.4         -           -
Accrued preferred stock dividends                  -              -              -           -
Preferred stock accretion                          -              -              -           -
Class A preferred stock proceeds
  allocated to related common share
  warrants                                         -                          141,561.3      -
Class A preferred stock issuance
  costs allocated to related common
  share warrants                                   -              -              -           -
Exchangeable Preferred Stock
  proceeds allocated to related
  common shares warrants                           -              -           438,870        -
Exchangeable Preferred stock
  issuance costs allocated to related
  common share warrants                            -              -              -           -
Stock option accrual                               -              -              -           -
Stock compensation                                 -            14,399.9         -           -
Amortization of unearned
  compensation                                    3,111           -              -           -
                                                -------      -----------    -----------   -------
BALANCES, MARCH 31, 1998                           -         3,489,467.9    1,741,738.9   1,548.5
Net loss                                           -              -              -           -
Stock issuances                                    -             4,497.8        5,327.1       6.3
Accrued preferred stock dividends                  -              -              -           -
Preferred stock accretion                          -              -              -
Stock option accrual                               -              -              -
                                                -------      -----------    -----------   -------
BALANCES, JUNE 30, 1998                         $  -         3,493,965.7    1,747,066.0   1,554.8
                                                -------      -----------    -----------   -------
                                                -------      -----------    -----------   -------


                See accompanying notes to the Consolidated Financial Statements.

                                 21ST CENTURY TELECOM GROUP, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                          (Unaudited)

                                                                 Three Months Ended     Three Months Ended
                                                                    June 30, 1998          June 30, 1997
                                                                    -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                             $(9,329,203)           $(1,184,749)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                          876,508                 57,505
  Amortization of debt discount                                        6,205,876                  -
  Amortization of issuance costs on senior discount notes                393,481                  -
  Stock compensation                                                     105,724                    667
  (Increase) decrease in accounts receivable                             (21,770)                96,663
  (Increase) in prepayments                                             (582,674)              (260,443)
  Decrease in inventory                                                  334,801                  -
  (Increase) in prepaid franchise fees                                   (67,535)               (74,795)
  (Increase) in deferred charges                                        (114,594)               (63,507)
  (Decrease) in accounts payable to associated company                  (100,000)                 -
  Increase in interest payable                                            18,164                 11,740
  (Decrease) in accounts payable
    and other accrued liabilities                                       (655,258)              (111,423)
                                                                    ------------            -----------
       NET CASH USED IN OPERATING ACTIVITIES                          (2,936,480)            (1,528,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (16,286,411)              (257,646)
                                                                    ------------            -----------
       NET CASH USED BY INVESTING ACTIVITIES                         (16,286,411)              (257,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Class A preferred stock                      100,000                  -
                                                                    ------------            -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                         100,000                  -
                                                                    ------------            -----------

NET  (DECREASE) IN CASH                                              (19,122,891)            (1,785,988)

CASH AT BEGINNING OF PERIOD                                          217,640,238              8,230,942
                                                                    ------------            -----------

CASH AT END OF PERIOD                                               $198,517,347             $6,444,954
                                                                    ------------            -----------
                                                                    ------------            -----------

                See accompanying notes to the Consolidated Financial Statements.

                         21ST CENTURY TELECOM GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

1.        PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements have been prepared by 21st Century Telecom Group, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. However, in the opinion of management of the Company, the financial statements include all adjustments, consisting only of normally recurring adjustments, necessary for a fair statement of results for each period shown. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

2.        EARNINGS PER SHARE

     For the three months ended June 30, 1998 and 1997, per share amounts were based on weighted average common shares outstanding of 3,493,273.7 and 2,374,109.1 shares, respectively.

     The potential common shares discussed in the following are considered to be anti-dilutive. Therefore, they are excluded from the earnings per share calculations for the three months ended June 30, 1998 and 1997.

     At June 30, 1998 potential common shares included: (1) 1,308,196 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock,
(2) 438,870 common share warrants related to 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, (4) 330,072.2 employee vested stock options, and (5) 18,994.7 common share warrants issued to a financial advisor. The net loss attributable to common shares on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

     At June 30, 1997, these potential common shares included: (1) 1,161,307.6 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 1,000,966.8 shares of voting and non-voting common stock which replaced the initial and debt warrants associated with the Class A Convertible 8% Cumulative Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, and (4) 18,994.7 stock warrants issued to a financial advisor. The net loss attributable to common shares, on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock.

3.        SUPPLEMENTAL CASH FLOW INFORMATION

     For the three month periods ended June 30, 1998 and 1997, the Company did not pay any interest or income taxes.

4.        CLASS A CONVERTIBLE 8% CUMULATIVE PREFERRED STOCK

                                       PREFERRED
                                       ---------
                                        SHARES             AMOUNT
                                        ------             ------
           March 31, 1998                1,548.5         $21,751,665
           April 14, 1998
               Proceeds                      6.3              55,789
           Accrued Dividends                -                521,755
           Accretion                        -                385,520
                                         -------         -----------
           June 30, 1998                 1,554.8         $22,714,729
                                         -------         -----------
                                         -------         -----------


     On April 14, 1998, an investor contracted with the Company to purchase
6.3316 shares of the Company's Class A Convertible 8% Cumulative Preferred Stock (which included 5,327.1 secondary warrants) at a price of $15,793.84 per share, totaling $100,000. In addition, 2,248.9 shares of voting and 2,248.9 shares of nonvoting common stock were issued as part of the sale. Of the total sales price of $100,000, $55,789 was allocated to the Class A Preferred Stock, and $44,211 was allocated to the secondary warrants, voting and non-voting common stock. The fair market value of the common stock at the date of the sale was estimated to be $4.50 per share.

     5.     13 3/4 %  SENIOR CUMULATIVE EXCHANGEABLE PREFERRED STOCK

                                     PREFERRED
                                     ---------
                                      SHARES            AMOUNT
                                      ------            ------
     March 31, 1998                   50,000         $46,492,812
     May 15, 1998
          Stock Dividend               1,833.3            *
     Accrued Dividends                   -             1,770,313
     Accretion                           -               216,808
                                      --------       -----------
     June 30, 1998                    51,833.3       $48,479,933
                                      --------       -----------
                                      --------       -----------

     * The amount of the dividend was $1,833,333. Of this amount, $973,924 was accrued as of March 31, 1998.

     On May 14, 1998, the Board of Directors declared a quarterly dividend of
0.036667 of one share of 13 3/4 % Exchangeable Preferred Stock, per each share of 13 3/4 % Exchangeable Preferred Stock outstanding, payable on May 15, 1998. An additional 1,833.3 shares of 13 3/4 % Senior Cumulative Exchangeable Preferred Stock were therefore issued on May 15, 1998.

6.        STOCK BASED COMPENSATION PLANS

     Effective January 30, 1997, the Company established a common stock option plan. No options were granted under this plan until October 1997. Options to purchase 728,667.8 shares of the Company's stock were originally granted under the plan. Options vest over 48 months from the date of employment and expire after ten years. Options vested under this plan increased 31,279.3 to 319,109.2 during the quarter ended June 30, 1998. In connection with the plan, an additional $105,724 of compensation expense was recognized during the quarter ended June 30, 1998.

     Effective April 14, 1998, the Company established three new additional stock option plans: the Executive Plan, the Key Management Plan, and the Employee Plan.

     Under the Executive Plan, 331,200 options are available for grant. Two executive officers of the Company are eligible for awards under the Executive Plan. On June 30, 1998, an executive officer was awarded 53,000 options under the Executive Plan. The exercise price of options which is determined by the Board of Directors to be the fair market value of the underlying Common Stock is $4.50 per share. The options vest over 48 months from the date of employment and expire after ten years. At June 30, 1998, 10,963 options were vested.

     Under the Key Management Plan and the Employee Plan, 150,000 and 50,000 options, respectively, are available for grant. No options were granted under either plan at June 30, 1998.

7.        SUBSEQUENT EVENTS

     On August 5, 1998, the Company entered into a revolving credit facility with BankBoston, N.A., as administrative agent for itself and other lenders, and Bank of America National Trust and Savings Association, as documentation agent for itself and other lenders, for an aggregate amount of $40,000,000. No borrowings have been made under this facility as of date.

     On August 11, 1998, the Board of Directors declared a quarterly dividend of
0.034375 share of 13 3/4% Senior Cumulative Exchangeable Preferred Stock per each share of Exchangeable Preferred Stock outstanding as of August 1, 1998, payable on August 17, 1998. An additional 1,781.78 shares of 13 3/4 % Senior Cumulative Exchangeable Preferred Stock will be issued on August 17,
1998 for settlement of these dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the "Risk Factors" set forth in the Company's Registration Statement on Form S-4 (333-47235).

GENERAL

     21st Century was awarded a franchise in 1996 by the City of Chicago that allows for the construction of the Distributed Ring-Star (DRS) Network in Chicago's Area 1. Under this 15-year renewable license, the Company is granted unrestricted access to the public right-of-way to construct, operate and
maintain its DRS Network to all residential and commercial subscribers.   Since
inception, the Company's principal focus has been the development of its communications business in Chicago's Area 1.

     The Company has incurred net losses in each year since its inception, and as of June 30, 1998, the Company had an accumulated deficit of $37,011,449. As the Company anticipates that it will continue to expand its operations, it anticipates that it will continue to incur net losses during the next several years as a result of (i) substantially increased depreciation and amortization from the construction of networks, (ii) significantly increased operating expenses as it builds its subscriber base and (iii) interest charges associated with the Senior Discount Notes. There can be no assurance that growth in the Company's revenues or subscriber base will occur or that the Company will be able to achieve or sustain profitability or positive cash flow.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30,
1997

     REVENUES. The Company generated subscriber revenues of $139,878 for the three months ended June 30, 1998 versus $42,497 for the three months ended June 30, 1997. The increased subscriber revenues resulted from the installation of service into contracted buildings on the new DRS network and sales efforts to increase penetration of services into these buildings. At June 30, 1998, the Company was providing service to 4,734 connections in 15 bulk MDU's and 35 right of entry ("ROE") contracted buildings. As of June 30, 1998, there were 3,071 backlogged connection orders for bulk MDU and ROE customers.

     EXPENSES. The Company incurred operating expenses of $6,025,952 and $1,246,098 for the three months ended June 30, 1998 and 1997, respectively. The increase in operating expenses resulted from activities required to accelerate the network build-out, operate the franchise and deliver services. The component of operating expenses that represents network operating costs related to the delivery of cable and internet services increased from $16,063 for the three months ended June 30, 1997 to $978,395 for the three months ended June 30, 1998. This increase is directly related to the continued ramp-up in the design and construction of the network, acquisition of video programming, and the addition of employees. Depreciation and amortization costs were $876,508 and $57,505 for the three months ended June 30, 1998 and June 30, 1997, respectively. The increase in depreciation and amortization costs is primarily attributable to the amortization of leasehold improvements upon the occupation of the space in the Apparel Center and the depreciation of the network equipment as it is placed into service. Selling, general and administrative expenses were $4,171,049 and $1,172,530 for the three months ended June 30, 1998 and June 30, 1997, respectively. The increase in selling, general and administrative expenses reflects the Company's acquisition and servicing of subscribers, promotion costs, and the addition of employees. Interest expense increased from $99,839 to $6,233,635 due primarily to the amortization of the debt discount associated with the Senior Discount Notes issued in February 1998. Interest income increased from $118,691 to $3,183,987 due primarily to interest earned on the increased level of cash held by the Company as a result of the issuance of the Senior Discount Notes and Exchangeable Preferred Stock in February 1998. Amortization of issuance costs on Senior Discount Notes of $393,481 for the quarter ended June 30, 1998 resulted from the issuance costs associated with the Senior Discount Notes issued in February 1998 and their subsequent amortization.

     NET LOSS. For the three months ended June 30, 1998 and 1997, the Company incurred net losses amounting to $9,329,203 and $1,184,749, respectively. The Company expects its net losses to continue to increase as it introduces new services and as the Company continues to build-out the DRS Network and seeks to expand its business.


LIQUIDITY AND CAPITAL RESOURCES

     The cost of development, construction and start-up activities of the Company will require substantial capital. As of June 30, 1997, the Company had expended more than $3,800,000 related to the acquisition of the franchise for Chicago's Area 1, including $3,000,000 to the City of Chicago for prepaid franchise fees. The Company also purchased 1,734 bulk video subscribers from an affiliated entity in January 1997 for $3,381,300.

     Net cash used in operating activities was $2,936,480 for the three months ended June 30, 1998, and $1,528,342 for the three months ended June 30, 1997. Net cash used in operating activities for the three months ended June 30, 1998 resulted principally from the Company's net loss from operations, payment of a commitment fee related to the $40 million revolving line of credit, payment of an affiliated company accounts payable and an increase in deferred charges. These items were offset by amortization of the discount on the 12 1/4% Senior Discount Notes, depreciation expense, stock compensation expenses and the decrease in inventory.

     Cash flow used in investing activities totaled $16,286,411 in the three months ended June 30, 1998 and $257,646 in the three months ended June 30, 1997. Cash requirements in the three months ended June 30, 1998 consisted of costs for continued deployment of the network in the Area 1 franchise and installation and facilitating the telephone switching equipment in the Telephone Operations Center (TOC), which is located in an expansion of the Network Operations Center, co-located at the corporate headquarters. Cash requirements in the three months ended June 30, 1997 consisted primarily of the purchase and construction of Headend equipment.

     Cash flow from financing activities was $100,000 in the three months ended June 30, 1998 and $0 in the three months ended June 30, 1997. In the three months ended June 30, 1998, the private sale of Class A Preferred Stock generated $100,000.

     The Company estimates that its aggregate capital expenditure requirements related to DRS Network construction in Area 1 for the period ended June 30, 1998 and for the fiscal years 1999, 2000 and 2001, the time frame in which construction of the DRS Network in Area 1 is expected to be completed, will total approximately $270 million, of which approximately $90 million is expected to be spent during calendar year 1998. The Company will fund these expenditures from the net proceeds of the 12 1/4% Senior Discount Notes and the 13 3/4% Senior Cumulative Exchangeable Preferred Stock. In order to retain funds available to support its operations, the Company has no expectation of paying cash interest on the Senior Discount Notes or cash dividends on the Exchangeable Preferred Stock prior to February 15, 2003. The Company may require additional financing in the future if it begins to develop additional franchise areas or if the development of Area 1 in Chicago is delayed or requires costs in excess of current expectations. There can be no assurance that the Company will be able to obtain any additional debt or equity financing, or that the terms thereof will be favorable to the Company or its existing creditors or investors. On August 5, 1998 the Company entered into a $40 million bank revolving credit facility with BankBoston, N.A. and Bank of America NT&SA to provide supplemental financing. No borrowings have been made under this facility as of date.

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

                             PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

-------------------------------------------------------------------------------
 Exhibit No.              Document

 3.1*                     Amended Articles of Incorporation
-------------------------------------------------------------------------------
 3.2*                     By-laws
-------------------------------------------------------------------------------
 4.1*                     Indenture dated February 15, 1998 between the
                          Company, as Issuer, and State Street Bank and Trust,
                          as Trustee, with respect to the 12 1/4 Senior
                          Discount Notes Due 2008
-------------------------------------------------------------------------------
 4.2*                     Form of the 12 1/4 Senior Discount Notes Due 2008
-------------------------------------------------------------------------------
 4.3*                     Indenture dated as of February 15, 1998 between the
                          Company and IBJ Stirred Bank & Trust Company, as
                          Trustee, with respect to the Exchange Debenture
-------------------------------------------------------------------------------
 4.4*                     Form of the 13 3/4 Senior Cumulative Exchangeable
                          Preferred Stock Due 2010
-------------------------------------------------------------------------------
 4.5*                     Registration Rights Agreement dated as of February
                          2, 1998 by and among the Company and Credit Suisse
                          First Boston Corporation, BancAmerica Robertson
                          Stephens and BancBoston Securities, Inc., as Initial
                          Purchasers
-------------------------------------------------------------------------------
 10.1*                    Franchise Agreement dated as of June 24, 1996 by and
                          among the City of Chicago and the Company
-------------------------------------------------------------------------------
 10.2*                    License Agreement dated as of October 27, 1994 by
                          and among the Chicago Transit Authority and the
                          Company
-------------------------------------------------------------------------------
 10.3*                    CSG Master Subscriber Management System Agreement
                          dated as of May 28, 1997 by and among CSG Systems,
                          Inc. and the Company
-------------------------------------------------------------------------------
 10.4*                    Telemarketing Consultation Agreement dated as of
                          August 5, 1997 by and among the Company and ITI
                          Marketing Services, Inc.
-------------------------------------------------------------------------------
 10.5*                    Pole Attachment Agreement dated as of April 3, 1996
                          by and among the Company and Commonwealth Edison
                          Company
-------------------------------------------------------------------------------
 10.6*                    Pole Attachment Agreement dated as of November 14,
                          1998 by and among the Company and
                          Ameritech--Illinois
-------------------------------------------------------------------------------
 10.7*                    Office Lease dated January 31, 1997 by and among the
                          Company and LaSalle National Bank
-------------------------------------------------------------------------------
 10.8*                    Franchise Agreement dated as of March 16, 1998 by
                          and between the Village of Skokie, Illinois and 21st
                          Century Cable TV of Illinois, Inc.
-------------------------------------------------------------------------------
 10.9*                    Interconnection Agreement dated as of May 5, 1997 by
                          and between Ameritech Information Industry Services
                          and 21st Century Telecom of Illinois, Inc.
-------------------------------------------------------------------------------
10.10*                    Network Products Purchase Agreement by and between
                          Northern Telecom Inc. and the Company
-------------------------------------------------------------------------------
 12.1                     Statement regarding Computation of Earnings Ratio to
                          Fixed Charges
-------------------------------------------------------------------------------
 21.1*                    Subsidiaries of the Company
-------------------------------------------------------------------------------
 27.1                     Financial Data Schedule
-------------------------------------------------------------------------------

*Incorporated herein by reference to the Company's S-4 Registration Statement filed on March 3, 1998 (Commission File No. 333-47235).

(b)  REPORTS ON FORM 8-K

     None

                                     SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE              TITLE                         DATE
      ---------              -----                         ----

 /s/    Glenn W. Milligan    Chairman of the Board of      August 14, 1998
 ------------------------    Directors
 Glenn W. Milligan

                             President, Chief Executive
 /s/     Robert J. Currey    Officer and Director          August 14, 1998
 ------------------------
 Robert J. Currey


 /s/     Ronald D. Webster   Chief Financial Officer       August 14, 1998
 -------------------------
 Ronald D. Webster


 /s/     Byron E. Hill       Corporate Controller          August 14, 1998
 -------------------------
 Byron E. Hill


                                   EXHIBIT INDEX

-------------------------------------------------------------------------------
 Exhibit No.                        Document
-------------------------------------------------------------------------------
 3.1*                               Amended Articles of Incorporation
-------------------------------------------------------------------------------
 3.2*                               By-laws
-------------------------------------------------------------------------------
 4.1*                               Indenture dated February 15, 1998 between
                                    the Company, as Issuer, and State Street
                                    Bank and Trust, as Trustee, with respect to
                                    the 12 1/4 Senior Discount Notes Due 2008
-------------------------------------------------------------------------------
 4.2*                               Form of the 12 1/4 Senior Discount Notes Due
                                    2008
-------------------------------------------------------------------------------
 4.3*                               Indenture dated as of February 15, 1998
                                    between the Company and IBJ Stirred Bank &
                                    Trust Company, as Trustee, with respect to
                                    the Exchange Debenture
-------------------------------------------------------------------------------
 4.4*                               Form of the 13 3/4 Senior Cumulative
                                    Exchangeable Preferred Stock Due 2010
-------------------------------------------------------------------------------
 4.5*                               Registration Rights Agreement dated as of
                                    February 2, 1998 by and among the Company
                                    and Credit Suisse First Boston Corporation,
                                    BancAmerica Robertson Stephens and
                                    BancBoston Securities, Inc., as Initial
                                    Purchasers
-------------------------------------------------------------------------------
10.1*                               Franchise Agreement dated as of June 24,
                                    1996 by and among the City of Chicago and
                                    the Company
-------------------------------------------------------------------------------
10.2*                               License Agreement dated as of October 27,
                                    1994 by and among the Chicago Transit
                                    Authority and the Company
-------------------------------------------------------------------------------
 10.3*                              CSG Master Subscriber Management System
                                    Agreement dated as of May 28, 1997 by and
                                    among CSG Systems, Inc. and the Company
-------------------------------------------------------------------------------
 10.4*                              Telemarketing Consultation Agreement dated
                                    as of August 5, 1997 by and among the
                                    Company and ITI Marketing Services, Inc.
-------------------------------------------------------------------------------
 10.5*                              Pole Attachment Agreement dated as of April
                                    3, 1996 by and among the Company and
                                    Commonwealth Edison Company
-------------------------------------------------------------------------------
 10.6*                              Pole Attachment Agreement dated as of
                                    November 14, 1998 by and among the Company
                                    and Ameritech--Illinois
-------------------------------------------------------------------------------
 10.7*                              Office Lease dated January 31, 1997 by and
                                    among the Company and LaSalle National Bank
-------------------------------------------------------------------------------
 10.8*                              Franchise Agreement dated as of March 16,
                                    1998 by and between the Village of Skokie,
                                    Illinois and 21st Century Cable TV of
                                    Illinois, Inc.
-------------------------------------------------------------------------------
 10.9*                              Interconnection Agreement dated as of May
                                    5, 1997 by and between Ameritech
                                    Information Industry Services and 21st
                                    Century Telecom of Illinois, Inc.
-------------------------------------------------------------------------------
 10.10*                             Network Products Purchase Agreement by and
                                    between Northern Telecom Inc. and the
                                    Company
-------------------------------------------------------------------------------
 12.1                               Statement regarding Computation of Earnings
                                    Ratio to Fixed Charges
-------------------------------------------------------------------------------
 21.1*                              Subsidiaries of the Company
-------------------------------------------------------------------------------
 27.1                               Financial Data Schedule
-------------------------------------------------------------------------------

*Incorporated herein by reference to the Company's S-4 Registration Statement filed on March 3, 1998 (Commission File No. 333-47235).