Form 10-Q
period 1998-09-30
21ST CENTURY TELECOM GROUP INC
filed 1998-11-13
CIK 1056751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[    X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 333-47235


                        21st CENTURY TELECOM GROUP, INC.
             (Exact Name of Registrant as specified in its charter)

          ILLINOIS                                        36-4076758
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                               WORLD TRADE CENTER
                                350 NORTH ORLEANS
                                    SUITE 600
                             CHICAGO, ILLINOIS 60654
                     (Address of principal executive office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 470-2100

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

     The number of shares outstanding of the Registrant's Common Stock, as of November 9, 1998 was 3,493,965.7 shares of Common Stock.



                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                                      PAGE


         Consolidated Balance Sheets as of September 30, 1998 and March 31, 1998     1

         Consolidated  Statements  of  Operations  for the  Three and Six
         Months Ended September 30, 1998 and September 30, 1997                      2

         Consolidated Statements of Cash Flows for the Six Months Ended
         September 30, 1998 and September 30, 1997                                   3

         Consolidated Statements of Changes in Shareholders' Equity for the Year
         Ended March 31, 1998 and for the Six Months Ended September 30, 1998        4                                        4

         Notes to Unaudited Interim Consolidated Financial Statements                5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   8


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                           12




                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        21st CENTURY TELECOM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                               September 30,             March 31,
            ASSETS                                 1998                    1998
            ------                            --------------           -------------
Current Assets                                  (Unaudited)
Cash and cash equivalents                     $   93,036,071         $   217,640,238
Accounts receivable, less allowances
  of $1,376 and $0, respectively                      90,306                  10,359
Short term investments                            99,561,203              10,000,000
Inventory                                          3,137,226               1,991,690
Prepaid expenses and other                           703,188                 168,152
                                              ---------------        ----------------
    Total current assets                         196,527,994             229,810,439

Property, Plant and Equipment
Leasehold improvements                             4,765,858               4,010,868
Other property, plant and equipment               45,252,239              16,588,094
Less: accumulated depreciation                     3,138,580               1,193,236
                                              ---------------        ----------------
    Property, plant and equipment, net            46,879,517              19,405,726

Other assets
Restricted cash collateral reserve                 1,796,880               1,796,880
Prepaid franchise fees                             3,633,944               3,505,706
Debt issuance costs, net of amortization
 of $993,043 and $218,411, respectively            6,994,200               7,668,414
Deferred franchise costs, net of amortization
 of $578,818 and $489,093, respectively              503,100                 463,989
Bank commitment fee, net of amortization
 of $30,664                                          843,267                       -
Deferred mapping and design, net of
 amortization of $81,548 and $58,501, respectively    56,403                  79,450
Other deferred costs                                   2,000                   2,000
                                              ---------------        ----------------
    Total other assets                            13,829,794              13,516,439
                                              ---------------        ----------------
         Total assets                         $  257,237,305         $   262,732,604
                                              ===============        ================

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                              $    8,471,553         $     6,691,683
Accrued expenses and other                         1,945,272               2,060,410
                                              ---------------        ----------------
    Total current liabilities                     10,416,825               8,752,093

Noncurrent Liabilities
Debentures payable                                         -                  28,849
Interest payable                                           -                  42,203
Senior discount notes, net of discount of
 $147,194,049 and $159,656,983, respectively     215,940,951             203,478,017
                                              ---------------        ----------------
    Total noncurrent liabilities                 215,940,951             203,549,069
                                              ---------------        ----------------
         Total liabilities                       226,357,776             212,301,162

Redeemable Preferred Stock
13 3/4% senior cumulative exchangeable
 preferred stock, .01 par value,
 53,615.1 and 50,000 shares
 outstanding, respectively                        50,524,033              46,492,812
Shareholders' Equity
Class A convertible 8% cumulative preferred
 stock, no par value,
 1,554.8 shares outstanding                       23,657,752              21,751,665
Voting common stock                               11,069,364              10,356,136
Retained deficit                                 (50,990,320)            (24,787,871)
Related party purchase, in excess of cost         (3,381,300)             (3,381,300)
                                              ---------------        ----------------
Total shareholders' equity                       (19,644,504)              3,938,630
                                              ---------------        ----------------
Total liabilities and shareholders' equity    $  257,237,305         $   262,732,604
                                              ===============        ================





                        21st CENTURY TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three Months                      For the Six Months
                                                    Ended September 30,                      Ended September 30,
                                                 1998                1997                1998                1997
Operating revenues                     $       280,159     $        37,158     $        420,037    $         79,655

Operating expenses
Network operations                             991,259             210,676            1,969,654             226,739
Sales and marketing                            882,437                   -            1,929,272                   -
General and administrative                   4,479,229           1,942,702            7,603,443           3,115,232
Depreciation and amortization                1,220,384              74,062            2,096,892             131,567
                                             ---------              ------            ---------             -------
     Total operating expenses                7,573,309           2,227,440           13,599,261           3,473,538
                                             ---------           ---------           ----------           ---------

Operating loss                              (7,293,150)         (2,190,282)         (13,179,224)         (3,393,883)
Interest expense                            (6,262,339)             76,358          (12,495,974)            (23,481)
Interest income                              2,971,087             238,126            6,155,074             356,817
Amortization of issuance costs                (407,346)                  -             (800,827)                  -
                                              --------            --------             --------            --------
Net loss                                   (10,991,748)         (1,875,798)         (20,320,951)         (3,060,547)


Preferred stock requirements                (2,987,123)           (762,857)          (5,881,522)         (1,499,049)
                                            ----------            --------           ----------          ----------

Net loss attributable to common shares $   (13,978,871)    $    (2,638,655)    $    (26,202,473)   $     (4,559,596)
                                       ===============    ================    =================   =================
Weighted average common
    shares outstanding                     3,493,965.7         2,379,679.4          3,493,621.6         2,376,917.0


Basic and diluted loss per share       $         (4.00)    $         (1.11)    $          (7.50)   $          (1.92)
                                       ===============    ================    =================   =================


                        21st CENTURY TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 For the Six Months
                                                                 Ended September 30,
                                                             1998                1997
Operating Activities
Net loss                                            $    (20,320,951)   $    (3,060,547)
Adjustments to reconcile net loss to net
  cash used for operating activities:
     Depreciation and amortization                         2,096,892            131,567
     Amortization of debt discount                        12,462,934                  -
     Amortization of debt issuance costs                     800,827                  -
     Stock compensation                                      669,017                  -
     Changes in operating assets and liabilities:
        Receivables, net                                     (79,947)            11,601
        Other current assets                              (1,688,684)          (431,340)
        Accounts payable                                    (993,583)           882,957
        Accrued expenses and other
            current liabilities                             (115,138)          (150,000)
        Noncurrent assets and liabilities, net            (1,328,649)           (94,445)
                                                          ----------            -------
Net Cash Used for Operating Activities                    (8,497,282)        (2,710,207)
                                                          ----------         ----------

Investing Activities
Purchase of held-to-maturity securities                  (89,561,203)                 -
Capital expenditures                                     (26,645,682)        (4,317,278)
                                                         -----------         ----------
Net Cash Used for Investing Activities                  (116,206,885)        (4,317,278)
                                                        ------------         ----------

Financing Activities
Proceeds from issuance of class A preferred stock,
     net of issuance costs                                   100,000          1,026,000
                                                             -------          ---------
Net Cash Provided by Financing Activities                    100,000          1,026,000
                                                             -------          ---------

Decrease in Cash and Cash Equivalents                   (124,604,167)        (6,001,485)
Cash and Cash Equivalents at Beginning of Period         217,640,238          8,230,942
                                                         -----------          ---------
Cash and Cash Equivalents at End of Period          $     93,036,071    $     2,229,457
                                                    =================   ================






                        21ST CENTURY TELECOM GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED MARCH 31, 1998 AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                                                                         Class A
                                                                        Preferred      Retained      Related Party     Unearned
                                           Total       Common Stock       Stock         Deficit        Purchase      Compensation

Balances, March 31, 1997 ..............$ (2,960,337)   $  5,946,904   $              $ (5,522,830)   $ (3,381,300)   $     (3,111)
Net loss .............................. (15,030,544)                                  (15,030,544)
Reclassification of  Class A preferred
  stock to permanent equity ...........  16,794,963                     16,794,963
Stock issuances .......................   2,597,380                      2,597,380
Exchange of initial and debt warrants
  for voting  and non voting common
  shares ..............................
Accrued preferred stock dividends .....    (973,958)                     1,872,892     (2,846,850)
Preferred stock accretion .............     (87,014)                     1,300,633     (1,387,647)
Class A preferred stock proceeds
  allocated to related common share
  warrants ............................                     825,037       (825,037)
Class A preferred stock issuance
  costs allocated to related common
  share warrants ......................                     (10,834)        10,834
Exchangeable Preferred Stock
  proceeds allocated to related
  common shares warrants ..............   2,700,000       2,700,000
Exchangeable Preferred stock
  issuance costs allocated to related
  common share warrants ...............    (106,636)       (106,636)
Stock option accrual ..................     972,865         972,865
Stock compensation ....................      28,800          28,800
Amortization of unearned
  compensation ........................       3,111                                                                         3,111
                                        -----------    ------------   ------------   ------------    ------------    ------------
Balances, March 31, 1998 ..............   3,938,630      10,356,136     21,751,665    (24,787,871)     (3,381,300)              0
Net loss .............................. (20,320,951)                                  (20,320,951)
Stock issuances .......................     100,000          44,211         55,789
Accrued preferred stock dividends .....  (3,562,633)                     1,069,996     (4,632,629)
Preferred stock accretion .............    (468,567)                       780,302     (1,248,869)
Stock options .........................     669,017         669,017
                                        ------------   ------------   ------------   ------------    ------------    ------------
Balances, September 30, 1998 ..........$(19,644,504)   $ 11,069,364   $ 23,657,752   $(50,990,320)   $ (3,381,300)   $          0
                                       ============    ============   ============   ============    ============    ============

                                                          Common       Class A
                                                           Share      Preferred
                                        Common Shares     Warrants      Shares

Balances, March 31, 1997 .............. 2,374,343.6    1,161,307.6
Net loss ..............................
Reclassification of  Class A preferred
  stock to permanent equity ...........                               1,380.3
Stock issuances .......................                                 168.2
Exchange of initial and debt warrants
  for voting  and non voting common
  shares .............................. 1,100,724.4
Accrued preferred stock dividends .....
Preferred stock accretion .............
Class A preferred stock proceeds
  allocated to related common share
  warrants ............................                  141,561.3
Class A preferred stock issuance
  costs allocated to related common
  share warrants ......................
Exchangeable Preferred Stock
  proceeds allocated to related
  common shares warrants ..............                  438,870
Exchangeable Preferred stock
  issuance costs allocated to related
  common share warrants ...............
Stock option accrual ..................
Stock compensation ....................    14,399.9
Amortization of unearned
  compensation ........................
                                       ------------   -----------    --------
Balances, March 31, 1998 .............. 3,489,467.9    1,741,738.9    1,548.5
Net loss ..............................
Stock issuances .......................     4,497.8        5,327.1        6.3
Accrued preferred stock dividends .....
Preferred stock accretion .............
Stock options .........................
                                       ------------   ------------   --------
Balances, September 30, 1998 .......... 3,493,965.7    1,747,066.0    1,554.8
                                       ============   ============   ========





                        21ST CENTURY TELECOM GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

2.       Earnings Per Share

     Basic per share amounts were based on weighted average common shares outstanding of 3,493,965.7 and 2,379,679.4 shares for the three months ended September 30, 1998 and 1997, respectively and 3,493,621.6 and 2,376, 917.0 shares for the six months ended September 30, 1998 and 1997, respectively.

     The potential common shares discussed in the following are considered to be anti-dilutive. Therefore, they are excluded from the earnings per share calculations for the three and six months ended September 30, 1998 and 1997.

     At September 30, 1998 potential common shares included: (1) 1,308,196 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 438,870 common share warrants related to 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, (4) 539,426.9 vested employee stock options, and (5) 18,994.7 common share warrants issued to a financial advisor. The net loss attributable to common shares on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

     At September 30, 1997, these potential common shares included: (1) 1,214,578.6 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 1,037,975.8 shares of voting and non-voting common stock which replaced the initial and debt warrants associated with the Class A Convertible 8% Cumulative Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, and (4) 18,994.7 stock warrants issued to a financial advisor. The net loss attributable to common shares, on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock.

3.   Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a full set of general purpose financial statements. The Company does not have any components of comprehensive income to report.

4.       Class A Convertible 8% Cumulative Preferred Stock

                                      Preferred
                                        Shares                  Amount
                                      ------------         ----------------

                March 31, 1998            1,548.5              $21,751,665
                April 14, 1998
                     Proceeds                 6.3                   55,789
                Accrued Dividends               -                1,069,996
                Accretion                       -                  780,302
                                      ------------         ----------------

                September 30, 1998        1,554.8              $23,657,752
                                      ============         ================

5.       13 3/4%  Senior Cumulative Exchangeable Preferred Stock


                                     Preferred
                                       Shares               Amount
                                  ------------         ----------------

          March 31, 1998            50,000                $46,492,812
          May 15, 1998
              Stock Dividend         1,833.3
          August 17, 1998
              Stock Dividend         1,781.8                    *
          Accrued Dividends                                 3,562,654
          Accretion                                           468,567
                                  ------------         ----------------

          September 30, 1998        53,615.1              $50,524,033
                                  ============         ================

     * The amount of the dividend was $1,781,771. Of this amount, $863,886 was accrued as of June 30, 1998.

     On August 11, 1998, the Board of Directors declared a quarterly dividend of
0.034375 of one share of 13 3/4 % Exchangeable Preferred Stock, per each share of 13 3/4 % Exchangeable Preferred Stock outstanding as of August 1, 1998, payable on August 17, 1998. An additional 1,781.8 shares of 13 3/4 % Senior Cumulative Exchangeable Preferred Stock were therefore issued on August 17, 1998.

6.   Stock Based Compensation Plans

     Effective January 30, 1997, the Company established a common stock option plan. No options were granted under this plan until October 1997. Options to purchase 728,667.8 shares of the Company's stock were originally granted under the plan of which 645,407.4 were outstanding as of September 30, 1998. Options vest over 48 months from the date of employment and expire after ten years. Options vested under this plan increased 27,554.8 to 346,664.0 during the quarter ended September 30, 1998. In connection with the plan, an additional $93,135 and $198,859 of compensation expense was recognized during the three and six months ended September 30, 1998, respectively. During the quarter ended September 30, 1998, an executive participant in this plan separated from the Company. This executive was originally granted 91,083.5 shares of which 34,936.1 shares were fully vested as of September 30, 1998. Certain aspects of his employment contract, including the status of his claim to fully vest all remaining unvested shares, are in arbitration.

     Effective April 14, 1998, the Company established three new additional stock option plans: the Executive Plan, the Key Management Plan, and the Employee Plan.

     Under the Executive Plan, 331,200 options are available for grant to two executive officers of the Company. As of September 30, 1998, all 331,200 shares available under the Executive Plan were awarded. On June 30, 1998, an executive officer was awarded 53,000 options under the Executive Plan at an exercise price of $4.50 per share, which was determined by the Board of Directors to be the fair market value of the underlying common stock. On September 30, 1998 the remaining 278,200 were awarded. The exercise price of the 278,200 shares was established at $1.12 per share which is less than the $4.50 per share fair market value determined by the Board of Directors. One half of the 278,200 shares awarded on September 30, 1998 or 139,100 shares vested immediately and a total of $470,158 was recorded as compensation expense as a result of the vesting of the 139,100 options. All remaining options vest over 48 months from the date of employment and expire after ten years. At September 30, 1998, 170,762.9 options were vested.

     Under the Key Management Plan and the Employee Plan, 150,000 and 50,000 options, respectively, were available for grant. As of September 30, 1998 a total of 103,000 options were granted under the Key Management Plan, 22,000 of which vested immediately. A total of 32,100 options were granted under the Employee Plan. The exercise price of options under both plans, which was determined by the Board of Directors to be the fair market value of the underlying Common Stock, is $4.50 per share. All remaining options under these plans vest over four years beginning July 1, 1999 and expire 10 years from date of grant.

7.   Bank Revolving Credit Facility

     On August 5, 1998, the Company entered into a revolving credit facility with a number of banks for an aggregate amount of $40,000,000. No borrowings have been made under this facility. In connection with the initiation of its bank revolving credit facility, the Company incurred $873,931 in bank commitment fees and other related costs which are being amortized on a straight line basis over its five year term.

8.    Subsequent Events

     On October 13, 1998, the Board of Directors declared a quarterly dividend of 0.034375 share of 13 3/4% Senior Cumulative Exchangeable Preferred Stock per each share of Exchangeable Preferred Stock outstanding as of November 1, 1998, payable on November 16, 1998. An additional 1,843.02 shares of 13 3/4 % Senior Cumulative Exchangeable Preferred Stock will be issued on November 16, 1998 for settlement of these dividends.

     On October 30, 1998, the Company entered into Amendment No. 1 to its bank revolving credit facility which adjusted certain operating covenants.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion and analysis of the historical results of operations and financial condition of 21st Century Telecom Group, Inc. (the Company) and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. This discussion contains forward-looking statements which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth herein under "Forward-Looking Statements."

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

     The Company has incurred net losses in each year since its inception, and as of September 30, 1998, the Company had a retained deficit of $50,990,320. As the Company continues to expand its operations, it anticipates that it will continue to incur net losses during the next several years as a result of (i) substantially increased depreciation and amortization from the construction of networks, (ii) significantly increased operating expenses as it builds its subscriber base and (iii) interest charges associated with the Senior Discount Notes. There can be no assurance that growth in the Company's revenues or subscriber base will occur or that the Company will be able to achieve or sustain profitability or positive cash flow.

Results of Operations

Revenues

     The Company generated subscriber revenues of $280,159 and $420,037 for the three and six months ended September 30, 1998 versus $37,158 and $79,655 for the three and six months ended September 30, 1997. The increased subscriber revenues resulted from the installation of service into contracted buildings on the new DRS network and sales efforts to increase penetration of services into these buildings. At September 30, 1998, the Company was providing service to 7,733 connections in 20 bulk MDU's and 69 right of entry ("ROE") buildings. As of September 30, 1998, there were 3,524 backlogged connection orders for bulk MDU and ROE customers.

Expenses

     The Company incurred operating expenses of $7,573,309 and $13,599,261 for the three and six months ended September 30, 1998, respectively and $2,227,440 and $3,473,538 for the three and six months ended September 30, 1997, respectively. The increase in operating expenses resulted from activities required to accelerate the network build-out, operate the franchise and deliver services. Also contributing to this increase are one-time employment related costs in general and administrative expenses including severance costs for separated employees and recruiting costs for certain key new hires.

Network Operations

         The component of operating expenses that represents network operating costs related to the delivery of cable and internet services increased $780,583 and $1,742,915 during the three and six months ended September 30, 1998, respectively when compared to the corresponding prior periods. This increase is directly related to the continued ramp-up in the design and construction of the network, acquisition of video programming, and the addition of employees. The increase was also impacted by the start up of the Company's telephony operations during the quarter ended September 30, 1998. Telephony expenses included connection and usage charges for testing the new switch and consulting costs.

Selling, General and Administrative

     Selling, general and administrative expenses were $5,361,666 and $9,532,715 for the three and six months ended September 30, 1998, respectively compared to $1,942,702 and $3,115,232 for the three and six months ended September 30, 1997, respectively. The increase in selling, general and administrative expenses reflects the Company's acquisition and servicing of subscribers, promotion costs, and the addition of employees. During the three months ended September 30, 1998, the Company redirected its sales and marketing efforts to allow for the development of a new marketing image program. The costs associated with this new program will appear in subsequent quarters. Additionally, the Company incurred general and administrative expenses of approximately $1,000,000 of one-time employment related costs for the separation of certain employees and for the recruitment of certain key employees.

Depreciation and Amortization

     Depreciation and amortization costs were $1,220,384 and $2,096,892 for the three and six months ended September 30, 1998, respectively compared to $74,062 and $131,567 for the three and six months ended September 30, 1997, respectively. The increase in depreciation and amortization costs is primarily attributable to depreciation of the network equipment as it is placed into service and the amortization of leasehold improvements upon the occupation of the space in the Network Operations Center at corporate headquarters.

Interest and Other Charges

     Interest expense increased $6,338,697 and $12,472,493 during the three and six months ended September 30, 1998, respectively when compared to the corresponding prior periods due primarily to the amortization of the debt discount associated with the Senior Discount Notes issued in February 1998 and the correction of an over accrual recorded in the three months ended September 30, 1997, related to the previous quarters activity. Interest income increased $2,732,961 and $5,798,257 during the three and six months ended September 30, 1998, respectively when compared to the corresponding prior periods due primarily to interest earned on the increased level of cash held by the Company as a result of the issuance of the Senior Discount Notes and Exchangeable Preferred Stock in February 1998. Amortization of issuance costs on Senior Discount Notes was $407,346 and $800,827 during the three and six months ended September 30, 1998, respectively. These charges resulted from the issuance costs associated with the Senior Discount Notes issued in February 1998 and their subsequent amortization.

Net Loss

     For the three and six months ended September 30, 1998, the Company incurred net losses amounting to $10,991,748 and $20,320,951, respectively compared to $1,875,798 and $3,060,547 for the three and six months ended September 30, 1997, respectively. The Company expects its net losses to continue to increase as it introduces new services and as the Company continues to build-out the DRS Network and seeks to expand its business.

Liquidity and Capital Resources

     Net cash used for operating activities was $8,497,282 for the six months ended September 30, 1998, and $2,710,207 for the six months ended September 30, 1997. Net cash used for operating activities for the six months ended September 30, 1998 resulted principally from the Company's net loss from operating and payment of a commitment fee related to the $40 million revolving line of credit. These items were partially offset by amortization of the discount on the 12 1/4% Senior Discount Notes, amortization of debt issuance costs, depreciation expense, and stock compensation expenses.

     Cash flows used for investing activities totaled $116,206,885 in the six months ended September 30, 1998 and $4,317,278 in the six months ended September 30, 1997. Cash requirements in the six months ended September 30, 1998 consisted of costs for continued deployment of the network in the Area 1 franchise and installing and facilitating the telephone switching equipment in the Telephone Operations Center (TOC), which is co-located at the corporate headquarters. Also contributing to the increase in cash used for investing activities was an increase in short term investments which reflects an effort to improve returns on monies previously classified as cash. Cash requirements in the six months ended September 30, 1997 consisted primarily of the purchase and construction of Headend equipment.

     Cash flows from financing activities was $100,000 in the six months ended September 30, 1998 and $1,026,000 in the six months ended September 30, 1997. In the six months ended September 30, 1998 and 1997, the private sale of Class A Preferred Stock generated $100,000 and $1,026,000, respectively.

     The cost of network development, construction and start-up activities of the Company has required and will continue to require substantial capital. The Company estimates that its aggregate capital expenditure requirements related to DRS Network construction in Area 1 for the period ended September 30, 1998 and for the fiscal years 1999, 2000 and 2001, the time frame in which construction of the DRS Network in Area 1 is expected to be completed, will total approximately $270 million, of which approximately $55 million is expected to be spent during calendar year 1998. The Company will fund these expenditures from the net proceeds of the sale of the 12 1/4% Senior Discount Notes and the 13 3/4% Senior Cumulative Exchangeable Preferred Stock. In order to retain funds available to support its operations, the Company has no expectation of paying cash interest on the Senior Discount Notes or cash dividends on the Exchangeable Preferred Stock prior to February 15, 2003. The Company may require additional financing in the future if it begins to develop additional franchise areas or if the development of Area 1 in Chicago is delayed or requires costs in excess of current expectations. There can be no assurance that the Company will be able to obtain any additional debt or equity financing, or that the terms thereof will be favorable to the Company or its existing creditors or investors. On August 5, 1998 the Company entered into a $40 million bank revolving credit facility with a number of banks to provide supplemental financing. No borrowings have been made under this facility. On October 30, 1998 the Company entered into Amendment No. 1 to its bank revolving credit facility which adjusted certain operating covenants.

Impact of Year 2000

     The Company believes that its Information Technology (IT) and non IT systems and equipment are Year 2000 compliant and is currently in preliminary contract negotiations with an independent third party to perform an overall evaluation of the Company's Year 2000 compliance. The Company anticipates that this independent evaluation will confirm that apart from fees charged by this independent party, of which the amount is not yet known, no future expenditures are necessary in conjunction with the Year 2000 issue. The Company is currently evaluating whether a contingency plan is necessary, but has not adopted specific contingency plans nor incurred any costs for the Year 2000 issue at this time. The Year 2000 issue may have an effect on some of its customers and suppliers, and thus indirectly affect the Company. The Company is in contact with its major suppliers regarding this issue, however, it is not currently possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems. The Company plans to complete preliminary evaluations of its major suppliers' compliance with Year 2000 issues and to determine whether a contingency plan is necessary by December 31, 1998. The Company anticipates completing its communications with its major suppliers regarding the Year 2000 issue not later than the first quarter of 1999. The Company has not incurred incremental costs to date and believes the total cost of the Year 2000 project will not have a material effect on its results of operations.

Recently Issued Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to report financial and descriptive information about their reportable operating segments. Generally, companies are required to report financial information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS No. 131 for financial statements as of and for the year ended December 31, 1998, and does not believe the effect of adoption will be material.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides authoritative guidance for the capitalization of certain computer software costs developed or obtained for internal applications. Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Company has not yet quantified the impacts of adopting SOP 98-1 on its financial statements, but it does not believe the effect of adoption will be material.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires the costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not yet quantified the impacts of adoption on its financial statements but does not believe the effects of adoption will be material.

Forward -Looking Statements

     When used in this Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Except for historical information contained herein, the matters discussed and the statements made herein concerning the Company's future prospects are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. There can be no assurance that future results will be achieved, and actual results could differ materially from the forecast and estimates. Important factors that could cause actual results to differ materially include, but are not limited to, the Company's limited operating history, including a history of losses, significant capital requirements, high leverage, debt service requirements and restrictive covenants related to its outstanding securities, ability to complete DRS Network construction, its dependence on key personnel and ability to manage growth. The Company's future results may also be impacted by other risk factors listed in its Registration Statement filed on Form S-4 (333-47235). In addition, such forward-looking statements are necessarily based upon assumptions and estimates that may be incorrect or imprecise and involve known and unknown risks and other facts. Given these uncertainties, prospective investors are cautioned not to place undue reliance upon such forward-looking statements.

                           Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibits are listed in the Exhibit Index.

 (b)     Reports on Form 8-K

         On Current Report 8-K, dated August 13, 1998, under "Item 5. Other Events," the Company filed a press release which announced the promotion of Robert Currey to President and Chief Executive Officer.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                              Date


                         President, Chief Executive Officer
/s/ Robert J. Currey              and Director                 November 13, 1998
---------------------
Robert J. Currey


/s/ Ronald D. Webster        Chief Financial Officer           November 13, 1998
---------------------
Ronald D. Webster


/s/ Byron E. Hill              Corporate Controller            November 13, 1998
---------------------
Byron E. Hill

                                  EXHIBIT INDEX

---------------------------------------------- ---------------------------------
Exhibit
Number                       Description of Exhibits
------ --------------------------------------------------------------------
3.1*   Amended Articles of Incorporation
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
3.2*   By-laws
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
4.1*   Indenture dated February 15, 1998 between the Company, as Issuer, and State Street Bank and Trust, as Trustee, with respect to the
       12 1/4Senior Discount Notes Due 2008
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
4.2*   Form of the 12 1/4Senior Discount Notes Due 2008
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
4.3*   Indenture dated as of February 15, 1998 between the Company and
       IBJ Stirred Bank & Trust Company, as Trustee, with respect to the Exchange Debenture
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
4.4*   Form of the 13 3/4Senior Cumulative Exchangeable Preferred Stock Due
       2010
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
4.5*   Registration Rights Agreement dated as of February 2, 1998 by and among the Company and Credit Suisse First Boston Corporation,
       BancAmerica Robertson Stephens and BancBoston Securities, Inc., as Initial Purchasers
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
10.1*  Franchise Agreement dated as of June 24, 1996 by and among the
       City of Chicago and the Company
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
10.2*  License Agreement dated as of October 27, 1994 by and among the
       Chicago Transit Authority and the Company
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
10.3*  CSG Master Subscriber Management System Agreement dated as of May
       28, 1997 by and among CSG Systems, Inc. and the Company
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
10.4*  Telemarketing Consultation Agreement dated as of August 5, 1997 by and among the Company and ITI Marketing Services, Inc.
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
10.5*  Pole Attachment Agreement dated as of April 3, 1996 by and among the Company and Commonwealth Edison Company
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
10.6*  Pole Attachment Agreement dated as of November 14, 1998 by and among the Company and Ameritech--Illinois
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
10.7*  Office Lease dated January 31, 1997 by and among the Company and
       LaSalle National Bank
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
10.8*  Franchise Agreement dated as of March 16, 1998 by and between the
       Village of Skokie, Illinois and 21st Century Cable TV of Illinois,
       Inc.
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
10.9* Interconnection Agreement dated as of May 5, 1997 by and between Ameritech Information Industry Services and 21st Century Telecom
       of Illinois, Inc.
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
10.10* Network Products Purchase Agreement by and between Northern
       Telecom Inc. and the Company
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
21.1*  Subsidiaries of the Company
------ --------------------------------------------------------------------
------ --------------------------------------------------------------------
27.1   Financial Data Schedule
------ --------------------------------------------------------------------

*Incorporated herein by reference to the Company's S-4 Registration Statement filed on March 3, 1998 (Commission File No. 333-47235).