Form 10-K
period 1998-12-31
21ST CENTURY TELECOM GROUP INC
filed 1999-03-31
CIK 1056751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
          [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended ___________________

                                       OR

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from April 1, 1998 to December 31, 1998

                        Commission File Number 333-47235
                                [OBJECT OMITTED]
                        21st CENTURY TELECOM GROUP, INC.
             (Exact name of registrant as specified in its charter)

           ILLINOIS
(State or other jurisdiction of                          36-4076758
 incorporation or organization)               (IRS Employer Identification No.)

                                350 NORTH ORLEANS
                                    SUITE 600
                             CHICAGO, ILLINOIS 60654
                                 (312) 955-2100
          (Address and telephone number of principal executive office)

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     On March 27, 1999, 4,218,388.9 shares of the Registrant's Common Stock were
outstanding.   The aggregate  market  value  of  the  voting  stock  held  by non-affiliates is not applicable as no established public trading market exists for the voting of the Registrant.




                                                  TABLE OF CONTENTS

                                                       PART I
                                                                                                         Page
Item 1.       Business                                                                                     1
Item 2.       Properties                                                                                  10
Item 3.       Legal Proceedings                                                                           11
Item 4.       Submission of Matters to A Vote of Security Holders                                         11

                                                      PART II

Item 5.       Market For Registrant's Common Equity and Related Shareholder Matters                       12
Item 6.       Selected Financial Data                                                                     14
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations       15
Item 7a.      Quantitative & Qualitative Disclosures about Market Risk                                    19
Item 8.       Financial Statements and Supplementary Data                                                 19
Item 9.       Changes and Disagreements with Accountants On Accounting Financial Disclosure               19

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant                                          20
Item 11.      Executive Compensation                                                                      25
Item 12.      Security Ownership of Certain Beneficial Owners and Management                              29
Item 13.      Certain Relationships                                                                       32

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                             33



When used in this Report, the words "intends," expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Except for historical information contained herein, the matters discussed and the statements made herein concerning the Company's future prospects are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. There can be no assurance that future results will be achieved, and actual results could differ materially from the forecast and estimates. Important factors that could cause actual results to differ materially include, but are not limited to, the Company's limited operating history, including a history of losses, significant capital requirements, high leverage, debt service requirements and restrictive covenants related to its outstanding securities, ability to complete DRS Network construction, its dependence on key personnel and ability to manage growth. The Company's future results may also be impacted by other risk factors listed in its Registration Statement filed on Form S-4 (333-47235). In addition, such forward-looking statements are necessarily based upon assumptions and estimates that may be incorrect or imprecise and involve known and unknown risks and other facts. Given these uncertainties, prospective investors are cautioned not to place undue reliance upon such forward-looking statements. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I


Item 1.  Business.

     21st Century Telecom Group, Inc. ("21st Century" or the "Company") is a Chicago-based company incorporated in October, 1992.

        21st Century is an integrated, facilities-based communications company, which seeks to be the first provider of bundled voice, video and high-speed Internet and data services in selected midwestern markets beginning with Chicago's Area 1. The City of Chicago has awarded the Company a 15-year renewable franchise for Area 1. Area 1 stretches more than 16 miles along
Chicago's densely populated lakefront skyline and includes the affluent residential neighborhoods of the Gold Coast, Lincoln Park and Dearborn Park and the nation's second largest business and financial district. The Company has developed and has begun to install and activate an advanced fiber optic network that employs a Distributed Ring-Star architecture characterized by fiber-richness, two-way interactivity, SONET, as well as broadband optical technologies based redundancy and self-healing attributes (the "DRS Network"). The DRS Network accommodates not only traditional voice and video applications, but also the rapidly growing demand for high-speed data services. The Company believes that its DRS Network provides the Company with significant strategic advantages that differentiate 21st Century from its competitors, such as improved time-to-market, multiple revenue streams, enhanced service quality and reliability, and the provisioning of competitively-priced bundled services.

     The Company has secured a 15-year renewable attachment agreement with the Chicago Transit Authority (the "CTA"), which reduced costly and time-consuming "make-ready" and underground construction for the backbone portion of the DRS Network and enabled the Company to install and activate the DRS Network backbone rapidly and efficiently by taking advantage of access to the CTA's rail systems. The Company also has secured pole attachment agreements with Commonwealth Edison Company ("Commonwealth Edison") and a subsidiary of Ameritech Corporation ("Ameritech") which provide 21st Century access to scarce pole space within Area 1 to further facilitate deployment of its DRS Network. The decentralized configuration of the DRS Network, which includes distributed hubs and nodes that act "intelligently" to route network traffic efficiently, together with the CTA and the pole attachment agreements, enables network construction to be driven in large part by market demand and revenue potential in contrast to the conventional approach of building a system from the headend outward on a block-by-block basis. To fully exploit this advantage, the Company's sales and marketing strategy is coordinated with ongoing network construction and focused on securing bulk contracts with multiple dwelling units ("MDUs"). The Company believes that this strategy will help to identify the optimal sequence of node activation on the DRS Network and tie capital expenditures directly to revenue-producing subscribers.

     21st Century's DRS Network currently provides telephone, video, audio and data services. These services include 111 analog video channels, 59 virtual information channels with local content (e.g., train and airline schedules, restaurant menus, local news and sports scores, stock quotes and expressway traffic updates) and 24 specialty audio channels (e.g., international and foreign language programming, BBC radio broadcasts, reading services for the blind, commercial-free music categories and select distant-market FM stations), with significant capacity for additional broadband and narrowband products and services. The Company's residential and home office data product is its 4 Mbps (Megabits per second) cable modem Internet access service (high speed cable modem), which is delivered at symmetrical speeds more than 125 times faster than the prevalent 28.8 Kbps (Kilobits per second) telephone modem and 25 times faster than an integrated services digital network ("ISDN") modem. The Company is also hosting websites for commercial customers. The Company is also providing switched, facilities-based competitive local exchange carrier ("CLEC") services with last mile connectivity and local dial tone to both commercial accounts and selected residential subscribers and will be expanding to more residential and commercial accounts during the year. The Company offers a broad range of competitive telephony services (e.g., local, long distance and enhanced services) to both commercial accounts and selected residential subscribers, most of whom currently have no facilities-based alternative to the service provided over the network of the incumbent local exchange carrier ("ILEC"). The Company will be co-locating in 10 Ameritech Central offices in the second quarter of 1999 and will have immediate access to telephone customers in Area 1. The Company will offer high-speed, flexible bandwidth access services concurrent with its build-out of the commercial district.

     21st Century has taken significant steps to implement its business plan and service offerings in Chicago's Area 1. During this past year, the Company has rapidly built its DRS Network, with 23% of the estimated 350,000 Homes Passed in its service territory and 18% of the planned 350 miles of plant completed by December 31, 1998; acquired, installed and activated its telephone switch, and began to offer telephone services to a targeted video subscriber base; established a state-of-the art customer service call center; initiated its focused outdoor advertising program; acquired bulk service and right of entry contracts to provide video services to over 400 residential multiple dwelling unit buildings at December 31, 1998; acquired over 14,000 orders for video, Internet and telephone services at December 31, 1998; activated almost 10,500 video, Internet and telephony connections by December 31, 1998; and, in early 1999 completed a strategic acquisition to accelerate the Company's commercial business plan.

     On February 26, 1999, the Company acquired EnterAct Corp. ("EnterAct"), a Chicago-based provider of Internet access and commercial data services. EnterAct has approximately 50 employees, and is the highest rated Chicago Area Internet Services Provider ("ISP") by Mindspring Enterprise, an Internet rating association. The majority of EnterAct's approximately 10,000 customers are residential dial up Internet access customers; however, a significant portion of EnterAct's 1998 calendar year revenues were derived from Internet, data and consulting services provided to its business customer base. EnterAct will become the Company's business service division, developing, marketing and selling data and telephony services to the business community.

Business Strategy and Competitive Advantages

     The Company believes that it can utilize its innovative DRS Network, superior product offerings and other strategic assets to compete strongly in Chicago's Area 1 and other selected markets. 21st Century's strategy and competitive advantages include the following:

     High-Capacity, Full-Service DRS Network. 21st Century's business plan leverages upon the advantages of its innovative, internally-developed DRS Network architecture in providing fully integrated voice, video and high-speed data services. Key attributes of the DRS Network include (i) an advanced integrated network design built to the rigorous Bellcore standards, (ii) the distribution of switching and traffic routing mechanics at specific locations out on the DRS Network (rather than being concentrated at one point as in conventional networks), allowing the Company to efficiently and economically route traffic regardless of penetration and usage levels, (iii) a SONET and broadband optical technology based redundancy and self-healing architecture with both circuit and route diversity, (iv) multiple layers of power redundancy to ensure network reliability and (v) a large fiber capacity permitting delivery of advanced two-way, fully-interactive broadband services, as well as significant unutilized capacity to allow the Company to upgrade services, add applications and develop new product offerings without service interruption or interference.

     Cost-Effectiveness of the DRS Network on a Revenue-Driven Basis. The decentralized configuration of the DRS Network, combined with the CTA and pole attachment agreements, allows the Company to rapidly and efficiently deploy the DRS Network to accommodate market demand on a revenue-driven basis. This strategy contrasts sharply with the typical approach of building a conventional hybrid fiber-coaxial cable system from the headend outward on a block-by-block basis. This DRS Network advantage, in conjunction with the Company's recently adopted strategy of co-locating most of its service nodes with Ameritech switches, will also allow the Company to more efficiently utilize its capital resources to sell bundled telephone, cable and Internet services so as to secure larger MDU contracts. Thus, more significant revenue streams should be realized earlier in the construction buildout plan than would be realized by a conventional coaxial cable system buildout. For example, after a large MDU is activated for telephone services, the Company will then market its premium cable and pay-per-view video services, as well as its high-speed Internet services to the telephone customers in that MDU. For commercial subscribers, the Company will seek initially to sell its services in Chicago's dense central downtown area to (i) small to mid-sized commercial accounts and communications-intensive businesses that will benefit from the Company's telephone, high-speed data and Internet services and (ii) organizations such as the Building Owners Management Association and other facilities management companies that influence the selection of communications facilities at multiple buildings and within industry associations which the Company services.

      Superior Product Offerings on a Bundled Basis. The Company believes that its voice, video, high-speed Internet and data offering is superior to competitive products currently available in Area 1 in terms of (i) the breadth and quality of the individual product offerings, (ii) the extent of the enhanced service features offered to the customer and (iii) the ability to bundle such product offerings into simple, convenient and attractively-priced packages. 21st Century's fiber-rich DRS Network is designed with up to three broadband amplifiers in cascade between its Network Operations Center ("NOC") and the subscriber (compared to up to 40 amplifiers used by conventional networks). This reduction in amplifiers significantly reduces signal degradation and results in higher video quality, increased reliability, superior audio, and greater data transmission capacity and accuracy. The Company's virtual information channels, which provide useful local content and information, are currently not available from any other single source in Area 1. The Company's high-speed data offering includes cable modems that provide access to the Internet at 4 Mbps, which is approximately 125 times faster than the prevalent 28.8 Kbps telephone modem and 25 times faster than an ISDN modem. Beginning in the second quarter of 1999, the Company expects to begin marketing a broad range of telephony services (e.g., local, long distance, call waiting, call forwarding, caller ID, voicemail and three-way calling) to more than 500,000 potential businesses and 350,000 potential residential users in and adjacent to Area 1, most of whom, to the Company's best knowledge, currently have no facilities-based alternative to the service provided over the ILEC's network. The Company's bundled service offering will provide customers with convenient "one-stop shopping," attractive pricing through package discounts, a single source for installation and service, the option of "no waiting" customer self-installation and the ease of a single monthly bill for all services. Bundling services allows the Company to reduce its customer acquisition and installation costs.

     Strategic Assets. The Company's core strategic assets include (i) the 15-year renewable franchise granted by the City of Chicago, which permits the construction and installation of a network serving the entirety of Chicago's Area 1, (ii) the attachment agreement negotiated with the CTA and the pole attachment arrangements negotiated with Commonwealth Edison and Ameritech, which facilitate the timely and efficient buildout of the DRS Network through the utilization of scarce pole space and city infrastructure rights-of-way and (iii) CLEC certification from the Illinois Commerce Commission. These assets are extremely important due to the fact that right-of-way and utility pole attachment space are exhausted in Area 1 of Chicago today. The Company, in many locations, secured the last available space with its agreements. Each of these assets is a valuable and important component of the Company's facilities-based business strategy and together would be very difficult for another entrant to replicate.

     First-to-Market Advantages. The Company's new telephone co-location strategy allows the Company to get to market much faster with its telephone and Internet services, sell its telephone and Internet services to customers outside its Area 1 cable TV franchise, and significantly improve its ability to "upsell" its premium services behind its basic telephone services inside Area 1. The Company believes that its co-location strategy, in conjunction with its accelerated buildout of the DRS Network will enable it to quickly acquire a significant customer base, and that its right-of-way and pole attachment agreements will give it a future time-to-market and pricing advantage over other prospective bundled and single-service providers attempting to enter the Chicago market.


     Experienced Management. The Company's management team has extensive and diverse experience in the cable television, Internet, data and telecommunications industries. The Company's senior management has demonstrated its expertise by constructing and activating the NOC, completing the northern fiber transport ring of the DRS Network, securing necessary video programming content, initiating appropriate billing to support the Company's planned product lines, executing its newly adopted co-location telephone strategy, and building its own force to operate its own 24 hour Customer Service Support Center, all which prove that the Company's management personnel understand their markets and technologies.

     Superior Customer Care. The Company is committed to providing superior customer care to differentiate itself from its competitors. To accomplish this, the Company has (i) contracted with a third party to provide a single billing statement for its residential telephone, cable TV and Internet services, (which facilitates bundled discounting for multiple services, permits customized billing statements and enables monthly, transactional and metered billing to support the Company's planned product lines), (ii) established a state-of-the art call center staffed with highly trained customer service professionals and technical support specialists available 24 hours a day, seven days a week and
(iii) negotiated the purchase of a highly rated Internet service provider to sell into and manage the Company's business operations. The Company has provided a dedicated toll-free number to the call center for all subscriber needs and continuously monitors call center performance measures. The Company believes that the quality and reliability of its services will result in fewer in-bound subscriber complaints, service requests and other non-revenue producing calls. The Company has also installed sophisticated status monitoring equipment in the NOC and throughout its DRS Network, which should allow the Company to become aware of and remedy potential problems before they are detectable by subscribers. In addition, the Company is building an integrated network management center to proactively monitor and maintain its voice, video, and Internet data services.


     Market Expansion. The Company intends to expand its operations at the appropriate time to selected midwestern markets which have the size, demographics and geographical location suitable for its business strategy. Although the Company may consider stand-alone systems, the Company expects to focus on markets in which it can use its Chicago DRS Network and NOC to achieve synergies and economies of scale. In March 1998, the Company was awarded a franchise to provide cable service to the Village of Skokie, and in March 1999 was awarded a franchise in the Village of Northbrook, both Chicago suburban communities northwest of the Company's existing Area 1 franchise. Skokie's and Northbrook's homes will be served by an extension of the Company's DRS Network.

Market Overview

     The city of Chicago is the third largest urban market in the United States and Area 1 is the densest section in the city, characterized by a high concentration of MDU's and commercial office buildings. Area 1 has several significant and attractive attributes, including (i) a relatively high density of 12,000 housing units per square mile (compared with a density for the entire city of Chicago of 5,000 housing units per square mile), (ii) more than 350,000 homes (many of which are located in the upscale demographically attractive lakefront neighborhoods), (iii) the lowest priced unbundled urban telephone loops in the country, (iv) the nation's second largest business and financial district, and (v) existing cable penetration (reportedly 37%) that the company believes is significantly below the national average of urban areas. The Area contains many ethnic enclaves, each with its own particular characteristics and, therefore, marketing opportunities. There are approximately 51,000 companies employing more then 500,000 people in the city's prominent business and financial district, which includes such business and landmarks as the Chicago Mercantile Exchange, Sears Tower, Chicago Board of Trade, Federal Reserve, Hancock Building, Merchandise Mart, Amoco Tower, major banks and other premier businesses.


Interactive Broadband DRS Network

     DRS Network Components. The DRS Network consists of six main components: the NOC, the Transport Ring, Transport Hubs, Campus Rings, Campus Hubs and Service Distribution Nodes.

     The NOC processes voice, video and data signals before they are transported to the rest of the system. An ISP site and video headend are located at the NOC together with a telephone switch. The NOC also functions as a gateway to other networks outside the DRS Network. The NOC monitors DRS Network activity and receives real-time information regarding DRS Network performance and network powering system status. The NOC also monitors the activation of equipment at the premises of the Company's telephony subscribers.

     The Transport Ring, a group of fiber-optic cables that carries voice, video, high-speed Internet and data signals between the NOC and the Transport Hubs. Transport Hubs connect the Transport Ring and the Campus Rings and also provide a diagnostic function by trouble-shooting potential problems on the DRS Network. The Campus Rings are groups of fiber-optic cables that carry voice, video, Internet and high-speed data signals between the Transport Hubs and the Campus Hubs. The Campus Hubs connect the Campus Rings and the lines that feed the Service Distribution Nodes and provide a diagnostic function similar to the Transport Hubs. The Service Distribution Nodes connect the subscribers to the Campus Hubs via high-speed coaxial cable. The Service Distribution Nodes represent the point in the DRS Network where light sent over the DRS Network via fiber-optic cable is translated into radio frequencies for delivery to the subscriber. The "star distribution" of the DRS Network refers to the star-shaped DRS Network components branching off each Service Distribution Node to the subscribers.

     Delivery of telephony services over the DRS Network requires the installation of switching and other ancillary equipment at the NOC and at the building to be served, where the existing twisted-pair telephone wire will connect to the DRS Network. The Company has executed an agreement for the acquisition and installation of such equipment.

     Design Attributes. The Company's DRS Network was conceived and designed by the Company's engineers and incorporates SONET and broadband optics technology, Ring and Star architectures as well as wave-division multiplexing elements, and includes certain attributes of Hybrid Fiber Coax ("HFC") technologies. Key attributes of the DRS Network include (i) an advanced integrated network design built to Bellcore standards, (ii) the distribution of switching and traffic routing mechanics at specific locations out on the DRS Network (rather than being concentrated at one point as in conventional networks), allowing the Company to efficiently and economically route traffic regardless of penetration and usage levels, (iii) a SONET-based redundancy and self-healing architecture with both circuit and route diversity, (iv) a broadband AM fiber optic technology based redundancy and self-healing transport architecture with both circuit and route diversity, (v) multiple layers of power redundancy to ensure network reliability and (vi) a large fiber capacity permitting delivery of advanced two-way, fully-interactive broadband services, as well as significant unutilized capacity to allow the Company to upgrade services, add applications and develop new product offerings without service interruption or interference. In addition, the DRS Network is designed with up to three amplifiers in cascade between its NOC and the subscriber (compared to up to 40 amplifiers used by conventional networks). This reduction in amplifiers significantly reduces signal degradation and results in higher video quality and reliability, a superior audio component and greater data transmission capacity and accuracy.

     The DRS Network uses signal processing techniques to deliver communication services such as Internet access and high-speed data, Shared Tenant Services, Small Business Services and Plain Telephone Services, which the Company intends to provide directly or in conjunction with strategic business partners. The DRS Network is able to separate data and voice signals from the video signals, which will enable it to provide higher reliability and the advanced network management necessary for residential and commercial data communications and telephony services.

     DRS Network  Advantages.  The DRS Network has several advantages  including
(i) intelligent routing of network traffic, (ii) advanced functionality at subscribers' premises, (iii) efficient introduction of new switched and broadband services and (iv) dedicated two-way, high-speed data connectivity.


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

         Advanced Functionality at Subscribers' Premises. The Company uses an advanced analog Home Communications Terminal (set-top box) with 512K RAM and flash memory, which will allow it to provide subscribers additional functions and features. Among such functions and features are interactive data channel capability, impulse pay-per-view, fully computerized addressability, forward and return path capability, bit-mapped graphics, downloadable software capability, fully interactive seven-day electronic program guide, enhanced signal theft protection and dataport connectivity to printers, faxes and personal computers.

         Efficient Introduction of New Switched and Broadband Technologies. 21st Century should be able to introduce most new switched and broadband technologies to its subscribers without causing service interruption or interference. The DRS Network's architecture has reserved bandwidth from 750MHz to 810MHz. This bandwidth has been allocated for future digital video services representing approximately 90 to 100 channels. While the Company does not anticipate conversion to digital in the immediate future given the DRS Network's initial 111 analog video channel offering, the DRS Network's large fiber capacity will allow the Company to upgrade services, add applications and develop new product offerings without service interruption or interference. The distributed nature of the architecture also allows containment of upgrades by hub area rather than requiring upgrades system wide.

         Dedicated, Two-Way, High-Speed Data Connectivity. The DOC allows true two-way (duplex), high-speed interactivity. At the DOC, a redundant series of routers, servers and switches are installed, from which typical ISP functionalities (Domain Naming System, Mail, News, Proxy, etc.) are administered and dual connections to national ISPs are maintained. 21st Century will store the most popular Web pages, along with local content, in servers located in the DOC. By storing these Web pages and local content within the DOC and providing cable modem access to these resources, subscribers can truly receive any of this information at up to 4 Mbps, or approximately 125 times faster than the prevalent 28.8 Kbps telephone modem. As a further benefit, since the cable modem is connected directly from the subscriber's PC to the coaxial portion of the DRS Network, there is no need for a second telephone line to access the Internet, no delay associated with dialing into and signing onto a typical ISP's modem service, and no surcharge for making a call into the DOC (as is typically the case with 128 Kbps ISDN service).

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

Broadband Services

     The Company's service offering includes a wide range of voice, video and high-speed data services that the Company expects to provide on a bundled basis. The Company's bundled service offering provides customers with convenient "one-stop shopping," attractive pricing through bundled discounts, a single source for installation and service, and the ease of a single monthly bill.

     Video and Audio. The Company currently offers 111 analog video channels, 59 virtual information channels with local content and 24 specialty audio channels, with significant capacity for additional broadband and narrowband products and services. The 111 analog video channels include a basic package of 88 channels, one of the largest basic packages in the United States, designed to appeal to Chicago's ethnic and cultural diversity. Basic video channels for business customers also include specialized business programming such as Bloomberg, CNN, CNN Financial, and Knowledge TV. Programming for the Company's video offering comes from national and local networks, including most major networks such as ESPN, HBO, Showtime, Disney, CourtTV, and local Chicago affiliates of ABC, CBS, NBC and Fox. The video offering includes an on-screen, interactive viewing guide, one-button VCR recording and pay-per-view movies, with start times every 30 minutes, 24 hours per day.

     Also included in the Company's basic video package are 59 interactive information channels, which include local bus and train schedules, airline schedules, restaurant menus, local news and sports scores, stock quotes, personal ads, and other relevant local content. This server-delivered information is accessed on the customer's television via a specialized universal remote control.

     The Company's 24 specialty audio channels include international and foreign language broadcasts (selected to appeal to concentrations of nationalities residing in Chicago's Area 1), BBC radio broadcasts, Chicago Reading Information Services which offers reading services for the blind, commercial-free music categories, and select distant-market FM stations.

     High-Speed Internet and Data Services. The Company provides high-speed Internet access services using a high-speed cable modem in much the same way customers currently receive Internet services over a modem linked to the local telephone network. The cable modems presently being used with the Company's DRS Network will operate at 4 Mbps, which is approximately 25 times faster than ISDN modems, and more than 125 times faster than the prevalent 28.8 Kbps analog modems. The customer's cable line (with cable modem) will be connected directly into the Internet. Because the cable modem connects through a cable line rather than through a telephone line, the Internet connection will always be active and there will be no need to dial up for access to the Internet or wait to connect through a port leased by an ISP. The Company is also hosting websites for commercial customers and expects to offer private virtual networks to link offices, buildings or campuses located throughout the franchise area. In addition to supporting cable modem services for Internet access, the DRS Network is capable of connecting computers or computer networks via a separate fiber connection. By connecting computers or computer networks at multiple locations, subscribers can establish virtual local area networks, over which they can transport data. The Company expects to offer a full range of high-speed data transport services (ISDN, DSL, T-1, OC1, 2,3, etc.) to enable customers to conduct video conferences, provide telephony over Internet connections, conduct E-Commerce, apply distance learning concepts, and otherwise take full advantage of the enormous bandwidth capabilities of the DRS network.

     Telephony. During the fourth quarter of 1998, the Company modified its strategy to include use of a concept known as "co-location". Co-location is the act of placing the Company's access nodes in certain Ameritech switching centers so they are co-located with, and have direct access to, Ameritech's "last mile" distribution cable pairs (unbundled loops). This allows the Company to reach more customers faster by leasing Ameritech's "last mile" facilities and using them to connect the Company's telephone switch to potential customers through the Ameritech "last mile" loops. This strategy modification also allows the Company to sell dial accessed Internet services at reasonable rates. The Company intends to sell a full range of local and long distance telephone services and dial accessed Internet services to many of its customers beginning in April 1999. The co-location strategy will allow sale of these services to all Area 1 customers, and to many outside Area 1, by July 1999. Co-location accelerates and expands the Company's telephone coverage considerably. Cable modem high-speed Internet access service will continue to be limited to Area 1.

     The Company provides local, long distance, custom calling services, voice mail, Operator services and enhanced services to customers in certain cable franchise neighborhoods today. Enhanced services range from the basic offering, such as call waiting, call forwarding and three way calling, to the more advanced offering, such as caller ID and caller ID with name and automatic call back. These customers use the Company's DRS Network exclusively, and do not use the leased "co-location" facilities in any way. The Company's interconnection requirements with other telephone companies have been met and the Company's current customers enjoy complete telephone services including single source billing. The Company plans to make available to business customers the full range of switched and private line voice and data services. The Company anticipates that it will provide wireless and paging services in the future on a resale basis.

     The Company is fully integrated with the public switched network (PSN) via an interconnection agreement with Ameritech. On April 20, 1998, the Company executed an interconnection agreement with Ameritech, pursuant to the 1996 Telecommunications Act. The agreement has been fully implemented and the Company has the same access to all local, national and international customers as previously existing ILECs.

     The DRS Network provides the backbone for connecting the Company switch to the ILEC central offices and access to the existing twisted pair network and for connecting directly to customer premises.

     Future Broadband Services. The Company's DRS Network will enable it to provide additional broadband services in the future, including (i) high-speed data transmission connecting homes and offices ("extranets"), (ii) wholesale transport and interconnection (local loop) services to connect long-distance carriers to their customers, (iii) security services, including closed-circuit television security monitoring and alarm systems, and (iv) interactive energy management services, which involve active monitoring by the customer of energy usage and cost. The Company may seek strategic partnerships and alliances to provide a number of these services.

Sales and Marketing

     21st Century plans to capitalize on its position as a new communications company that brings competition, choice and innovative bundling of communications products to the residential and commercial markets covered by its DRS Network.

     Residential Marketing. The Company's marketing plan for residential customers focuses on establishing positive relationships with rental agents, owners, and managers of MDU's and with single family homes. The Company expects those relationships will pave the way for positive relationships with customers. The Company expects to sell bundled services, leading with different services in different market segments.

     Business (Commercial) Marketing. In February, 1999, the Company purchased a highly rated ISP that has established an excellent service reputation in the Chicago area business community. The Company intends to use that ISP to sell into and manage its Chicago business market operations. The Company intends to market and sell all of its services to the Chicago business community, and to establish specially priced bundled services to meet the business community needs. The focus will be on business customers with more than five telephone lines, and Internet and data transport services will be stressed to those customers. The Company also intends to sell its telephone and Internet dialed services to businesses outside Area 1, and to offer special service features to Chicago companies with offices in other locations. The Company intends to especially focus on large business work-at-home telecommuter needs, and on the small office/home office market segments whose needs include all of the services in the Company's portfolio.

     Sales Plan. The Company's residential sales force is organized to address the residential and small office market. As previously stated, the Company recently acquired a business sales and management capability. The current residential sales force will continue to focus on residential bulk, right-of-entry, and single family home sales. All sales personnel will sell individual and bundled services according to its customers' wants and needs. The Company currently uses its own direct sales force, a contract telemarketing group, and a contract door-to-door sales group to sell services. The Company intends to augment these sales channels with agency agreements with building managers, owners, and rental agents.

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

     Billing. The Company has contracted with a third party to provide a single billing statement for its residential voice, video, Internet and data services. This technology will facilitate bundled discounting for multiple services, permit customized billing statements and permit monthly, transactional and metered billing to support the Company's planned product lines. The third party's billing and information management system is currently integrated for residential voice, video, Internet and data services.

     Customer Service Professionals. The Company's call center is currently staffed with 20 full-time customer service professionals ("CSPs") trained to handle calls 24 hours a day, seven days a week. Each CSP is highly trained and has a thorough understanding of the Company's service offerings. The Company has provided a dedicated toll-free number to the call center for all subscriber needs and continuously monitors call center performance measures.

Competition

     All of the Company's principal business activities are highly competitive. The Company's competitors include some of the nation's largest regional and independent local exchange carriers, as well as cable television providers, ISPs, satellite-based companies, and long-distance carriers. Many of these carriers have substantially greater access to capital than 21st Century, and significantly greater experience than the Company in providing voice, video, Internet and data services.

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

Northbrook Franchise

     In March of 1999, 21st Century was awarded a renewable franchise expiring December 31, 2014 by the Village of Northbrook located just northwest of Skokie. The Northbrook franchise area consists of 11,000 homes. This franchise award is contingent upon the Company's securing the funds necessary to build its Northbrook network by September 10, 1999.

     Franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards, minimum number of channels and the provision of free service to schools and certain other public institutions. The Company believes that the conditions in its franchises in Chicago's Area 1, Skokie and Northbrook are fairly typical. The franchises obligate the Company to meet a number of local regulatory requirements, including (i) notices to subscribers of service and fee changes,
(ii) system design, construction, maintenance and technical criteria that, among other things, require that the system be fully constructed within specified times, (iii) interconnection with other cable operators serving the municipalities for purposes of public, educational and governmental ("PEG") and leased access, (iv) various payments to the Chicago Access Corporation ("CAC") for PEG local access obligations, including an annual payment of one percent of annual gross revenues for PEG/I-Net, (v) preservation of channel capacity for PEG local access, (vi) equal employment and affirmative action requirements and
(vii) development and fulfillment of standards for customer service and consumer complaints. The Company is required to pay a fee for both the Chicago and Skokie franchises to the issuing authority equal to 5% of gross revenues received from the operation of its cable television system.

Employees

     At December 31, 1998, the Company had 195 full-time employees. The Company considers its relations with its employees to be satisfactory. The Company recruits from several major industries for employees with skills in voice, video, Internet, and data technologies.

Item 2.     Properties.

     The Company entered into a 15-year lease, dated January 31, 1997 (the "Apparel Lease") for its headquarters and NOC, located at 350 N. Orleans, Suite 600, Chicago, IL 60654. The Apparel Lease covers 40,397 square feet.

     The Company entered into a lease, dated July 15, 1998 (the "1998 Lease") for its warehouse, located at 1401 South Jefferson Street, Chicago, IL. The 1998 Lease which covers 17,265 square feet, will expire on September 15, 2003.

     The Company entered into a lease, dated October 1, 1998 (the "1998 Sublease") for its warehouse, located at 2640 W. Bradley Place, Chicago, IL. The 1998 Sublease which covers 48,000 square feet, will expire on April 30, 2006.

     On February 26, 1999, the Company assumed a five year lease, dated June 1, 1998 (the "Premises"), located at 407 South Dearborn Street, IL. The Premises which covers 18,430 square feet, will expire on May 31, 2003.

     On February 26, 1999, the Company assumed a two year lease, dated March 14, 1997 (the"Complex"), located at 600 South Federal, Chicago, IL. The Complex which covers 2,308 square feet, will expire on May 13, 1999.

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

Item 3.  Legal Proceedings.

     The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's financial condition, results of operation, or cash flow.

Item 4.  Submission of Matters to A Vote of Security Holders.
     NONE.

                                     Part II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

Common Stock

     There is no established public trading market for the Company's common stock, and accordingly, no high and low bid information or quotations are available with respect to the Company's common stock. At December 31, 1998, there were 3,493,965.7 shares of common stock outstanding and held of record by approximately 60 shareholders and 27,429.2 shares reflected as common shares to be issued related to a separation agreement. At December 31, 1998, options and warrants to purchase an aggregate of 3,591,827.5 shares of common stock were outstanding. All outstanding options and warrants provide for antidilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in the corporate structure of the Company.

     The Company has filed with the Securities and Exchange Commission (the "Commission"), a Registration Statement on Form S-4 (including all amendments thereto the "Registration Statement") under the Securities Act of 1933, with respect to the New Notes and the New Exchangeable Preferred Stock (as defined in the Registration Statement) offered in connection with an exchange offer. For further information with respect to the Company, the New Notes and New Exchangeable Preferred Stock offered in connection with the exchange offer, reference is made to the Registration Statement and the exhibits and schedules filed therewith. The Registration Statement, including exhibits and schedules thereto, may be inspected without charge at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330, or from the SEC's Internet web site at http:\\www.sec.gov.

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

Dividend Policy

     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its capital stock in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the expansion of the Company's operations. Future declaration and payment of dividends, if any, will be determined in light of the then-current conditions, including the Company's earnings, operations, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. In addition, the Company's ability to pay dividends is limited by the terms of the Indenture governing the 12 1/4% Senior Discount Notes, the Amended Articles and the terms of the Company's existing preferred stock.

Recent Sales of Unregistered Securities

     In April 1998, pursuant to a Purchase, Joinder & Waiver Agreement, the Company issued 6.3316 shares of Class A Convertible 8% Cumulative Preferred Stock at a price of $15,793.84 per share and warrants to purchase 5,327.1 shares of common stock at a price of $.000001 per share to an investor. In addition, 2,248.9 shares of voting common stock and 2,248.9 shares of non-voting common stock were issued in conjunction with this sale.

     On December 31, 1998, the Company entered into an agreement with Glen Milligan, a Director of the Company and Chairman of the Company's Board of Directors, whereby the Company will issue 27,429.2 common shares to Mr. Milligan over a period of three years, beginning on August 21, 1999, or such other number of shares as is necessary to provide Mr. Milligan with .261% of the Company's common stock outstanding at August 21 of each year for the next three years. These shares have been reflected on the Consolidated Balance Sheet at December 31, 1998, as common stock to be issued.

   Recent Developments

     On February 26, 1999, the Company issued 696,994 shares of its no par value common stock to certain officers of EnterAct Corp. EnterAct is a Chicago-based provider of Internet access and commercial data services, which was acquired by the Company.

Item 6.  Selected Consolidated Financial Data.




                                    For the Nine                           For the Year Ended and as of March 31,
                                 Months Ended and as of  -----------------------------------------------------------------------
                                  December 31, 1998          1998            1997          1996           1995          1994
                                 -------------------     --------------  -------------  ------------  -------------  -----------
Operating revenues                    $     873,898      $    189,023   $     27,480   $         -     $        -     $       -

Net loss                              $ (32,788,712)     $(15,030,544)  $ (2,817,292)  $(1,026,609)    $ (779,314)    $(303,030)

Net loss attributable to
 common shares                        $ (41,717,419)     $(19,265,007)  $ (3,296,273)  $(1,026,609)    $ (779,314)    $(303,030)

Basic and diluted
 loss per share                       $      (11.94)          $ (7.37)       $ (1.66)  $     (0.64)    $    (0.52)    $   (0.21)

Total Assets                          $ 254,343,973      $262,732,604   $ 14,396,708   $ 1,664,877     $ 847,659      $ 428,914

Total redeemable preferred
 stock                                $  52,617,006      $ 46,492,812   $ 16,794,963   $         -     $         -    $       -

Total shareholders' equity            $ (33,907,034)     $  3,938,630   $ (2,960,337)  $(1,744,556)    $(1,063,122)   $(297,536)



     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is a discussion and analysis of the historical results of operations and financial condition of 21st Century Telecom Group, Inc. (the "Company") and factors affecting the Company's financial resources. The discussion of the results of operations and financial condition for the nine months ended December 31, 1998, includes a comparative analysis to the twelve months ended March 31, 1998. The Company believes the analysis of the two periods to be comparable, due to the ramp-up nature of the Company's operations during the twelve months ended March 31, 1998. Furthermore, the Securities and Exchange Commission considers a nine month period to be sufficiently equivalent to a year. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Report. This discussion contains forward-looking statements which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth in this Report.

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

     The Company has incurred net losses in each year since its inception, and as of December 31, 1998, the Company had an accumulated deficit of $66,505,268. As the Company anticipates that it will continue to expand its operations, it anticipates that it will continue to incur net losses during the next several years as a result of (i) substantially increased depreciation and amortization from the construction of networks, (ii) significantly increased operating expenses as it builds its subscriber base and (iii) interest charges associated with the Senior Discount Notes. There can be no assurance that growth in the Company's revenues or subscriber base will occur or that the Company will be able to achieve or sustain profitability or positive cash flow.

Results of Operations

   Nine Months Ended December 31, 1998 Compared to Twelve Months Ended March 31, 1998.

      Revenues. The Company generated subscriber revenues of $873,898 for the nine months ended December 31, 1998 and $189,023 for the twelve months ended March 31, 1998. The increased subscriber revenues resulted from the installation of service into contracted buildings on the new Distributed Ring-Star ("DRS") network and sales efforts to increase penetration of services into these buildings. At December 31, 1998, the Company was providing service to 10,455 connections in 40 bulk Multiple Dwelling Units ("MDUs") and 107 right of entry ("ROE") buildings. As of December 31, 1998, there were 3,690 backlogged connection orders for bulk MDU and ROE customers.

      Expenses. The Company incurred operating expenses that represent network operating costs related to the delivery of cable, Internet and telephony services of $2,678,047 and $2,023,310 for the nine months ended December 31, 1998 and for the twelve months ended March 31, 1998, respectively. This increase is the result of the continued ramp-up in the design and construction of the network, acquisition of video programming and the addition of employees. The increase was also impacted by the start-up of the Company's telephony operations during the nine months ended December 31, 1998. Telephony expenses included connection and usage charges for testing the new switch and related consulting costs. Selling, general and administrative expenses were $16,345,750 and $10,216,919 for the nine months ended December 31, 1998 and for the twelve months ended March 31, 1998, respectively. This increase reflects the Company's acquisition and servicing of subscribers, promotion costs and the addition of employees to support Information Technology functions established within the Company, as well as certain key sales and marketing positions. Also impacting the increase in selling expenses were production, printing and distribution costs for a new marketing image program during the quarter ended December 31, 1998. Additionally, the Company incurred general and administrative expenses for one-time employment related costs for the separation of certain employees and for the recruitment of certain key new hires. Also during the nine months ended December 31, 1998, the Company established a state-of-the art call center staffed with customer service professionals and technical support specialists available 24 hours a day, seven days a week which has contributed to the increase in general and administrative expenses. Depreciation and amortization costs were $3,876,779 and $1,411,847 for the nine months ended December 31, 1998 and for the twelve months ended March 31, 1998, respectively. The increase in depreciation and amortization costs is primarily attributable to the increase in plant placed into service as the Company continues to buildout its network. Effective July 1, 1998, the estimated service lives for hub sites and outside plant were changed from 7 to 13 years. In addition, the estimated service lives for certain software and furniture and fixtures were changed from 5 to 7 years. These changes were made to correspond to industry norms for these types of assets. These changes in depreciable lives resulted in a reduction of depreciation expense of approximately $1,200,000. Interest expense increased from $3,722,947 to $18,232,959 due to interest associated with the Senior Discount Notes issued in February 1998. Interest income increased from $2,373,867 to $8,670,695 due primarily to interest earned on the increased level of cash held by the Company, as a result of the issuance of the Senior Discount Notes and Exchangeable Preferred Stock in February 1998. Amortization of issuance costs on Senior Discount Notes increased from $218,411 to $1,199,770, as a result of the timing of the issuance and its subsequent amortization.

      Net Loss. For the nine months ended December 31, 1998 and for the twelve months ended March 31, 1998, the Company incurred net losses amounting to $32,788,712 and $15,030,544, respectively. The Company expects its net losses to continue to increase as it introduces new services and as the Company continues to build-out the DRS Network and seeks to expand its business.

   Twelve Months Ended March 31, 1998 Compared to Twelve Months Ended March 31, 1997.

     Revenues. The Company generated subscriber revenues of $189,023 for the twelve months ended March 31, 1998. Subscriber revenues for the twelve months ended March 31, 1997 were $27,480. The commencement and ramp-up of subscriber revenues resulted principally from the purchase of 1,734 bulk subscribers from an affiliated entity during January 1997. By the end of March 31, 1998, the Company was providing service to 3,052 subscribers in 14 bulk MDUs and pursuant to certain ROE contracts. As of March 31, 1998, there were 1,762 backlogged connection orders for both bulk MDU and ROE customers.

     Expenses. The Company incurred operating expenses of $2,023,310 and $200,911 for the twelve months ended March 31, 1998 and 1997, respectively. The increase in operating expenses resulted from activities required to accelerate the network build-out, operate the franchise and deliver services. The component of operating expenses that represents network operating costs related to the delivery of cable and telecommunications services increased from $12,653 for the twelve months ended March 31, 1997 to $1,345,921 for the twelve months ended March 31, 1998. This increase is directly related to the continued ramp-up in the design and construction of the network, as well as the addition of employees. The component of operating expenses that represents local access, origination programming fees and franchise fees increased from $188,258 for the twelve months ended March 31, 1997, to $677,389 for the twelve months ended March 31, 1998. Programming fees for the upgraded channel lineup made possible by the fiber enriched network increased from zero dollars to more than $195,000. Public Educational and Government access programming fees which are payable to the Chicago Access Corporation amounted to over $250,000, as annual installment payments of $100,000 for 1997 and 1998 were paid in fiscal 1998. Access costs required to offer Internet services paid to both wholesale ISPs and exchange carriers that lease transport to the wholesale ISPs added $125,000 to 1998 expenses. Depreciation and amortization costs were $1,411,847 and $170,108 for the twelve months ended March 31, 1998 and 1997, respectively. The increase in depreciation and amortization costs is primarily attributable to the amortization of leasehold improvements upon the occupation of the space in the Apparel Center and the depreciation of the network equipment as it is placed into service. Selling, general and administrative expenses were $10,216,919 and $2,337,534 for the twelve months ended March 31, 1998 and 1997, respectively.
The increase in selling, general and administrative expenses reflects the Company's acquisition of subscribers, promotion costs, the addition of employees, and compensation expense related to stock options granted to certain officers and employees in October 1997. Interest expense increased from $437,843 to $3,722,947 due primarily to the interest associated with the Senior Discount Notes issued in February 1998. Interest income increased from $301,624 to $2,373,867 due primarily to interest earned on the increased level of cash held by the Company as a result of the issuance of the Senior Discount Notes and Exchangeable Preferred Stock in February 1998. Amortization of issuance costs on Senior Discount Notes of $218,411 for the year ended March 31, 1998, resulted from the issuance costs associated with the Senior Discount Notes issued in February 1998 and their subsequent amortization.

     Net Loss. For the twelve months ended March 31, 1998 and 1997, the Company incurred net losses amounting to $15,030,544 and $2,817,292, respectively.

Liquidity and Capital Resources

     Net cash used in operating activities was $17,518,151, $8,080,516 and $6,910,766 for the nine months ended December 31, 1998 and for the twelve months ended March 31, 1998 and 1997, respectively. Net cash used in operating activities for the nine months ended December 31, 1998, resulted principally from the Company's net loss from operations and an increase in inventory levels due to the planned accelerated build-out of the DRS Network. These items were partially offset by amortization of the discount on the 12 1/4% Senior Discount Notes, amortization of debt issuance costs, depreciation expense and stock compensation expenses. Net cash used in operating activities for the twelve months ended March 31, 1998, resulted principally from the Company's net loss from operations and purchases of inventory, offset by increases in accounts payable, amortization of the discount on the Senior Discount Notes, depreciation expense and the compensation expense recognized related to the stock option plan. Net cash used in operating activities for the year ended March 31, 1997, resulted from the net loss from operations and increases in prepayments consisting primarily of the $3,000,000 prepayment of franchise fees to the City of Chicago and decreases in various payables made possible by the equity infusion of approximately $20 million.

     Cash flow used in investing activities totaled $126,770,357, $25,665,047 and $3,628,163 for the nine months ended December 31, 1998 and for the twelve months ended March 31, 1998 and 1997, respectively. Cash requirements in the nine months ended December 31, 1998, consisted of costs for the continued deployment of the network in the Area 1 franchise and installing and facilitating the telephone switching equipment in the Telephone Operations Center ("TOC"), which is located at corporate headquarters. Also contributing to the increase in cash used for investing activities was an increase in short term investments which reflects an effort to improve returns on monies previously classified as cash. Cash requirements in the twelve months ended March 31, 1998, consisted of the cost of building and equipping the NOC and facilitating the corporate headquarters and network construction. In addition, $10 million was invested in a security which matured on December 7, 1998. Cash requirements in the year ended March 31, 1997, consisted primarily of the purchase of 1,734 Area 1 bulk subscribers for $3,381,300.

     Cash flow used in financing activities was $450,108 for the nine months ended December 31, 1998. In the nine months ended December 31, 1998, the sale of Class A Preferred Stock generated $100,000 which was offset by $131,040 payment on debentures plus accrued interest and the settlement of a bank payable for $419,068. Cash flow from financing activities was $243,154,859 and $18,768,915 for the twelve months ended March 31, 1998 and 1997, respectively. In the twelve months ended March 31, 1998, the private sale of $200 million in Senior Discount Notes; the sale of $50 million in Exchangeable Preferred Stock; and the sale of Class A Preferred Stock; generated a net of $192,113,175, $48,025,236, and $2,597,380, respectively. For the year ended March 31, 1997, approximately
$20,000,000 of cash flow was generated through the private sale of preferred equity.

     The cost of network development, construction and start-up activities of the Company has required and will continue to require substantial capital. The Company estimates that its aggregate capital expenditure requirements related to DRS Network construction in Area 1 for the nine months ended December 31, 1998 and for the fiscal years 1999 and 2000, the time frame in which construction of the DRS Network in Area 1 is expected to be completed, will total approximately $250 million, of which approximately $54 million was spent during calendar year 1998. The Company will fund these expenditures from the net proceeds of the sale of the 12 1/4% Senior Discount Notes and the 13 3/4% Senior Cumulative Exchangeable Preferred Stock. In order to retain funds available to support its operations, the Company has no expectation of paying cash interest on the Senior Discount Notes or cash dividends on the Exchangeable Preferred Stock prior to February 15, 2003. The Company may require additional financing in the future if it begins to develop additional franchise areas or if the development of Area 1 in Chicago is delayed or requires costs in excess of current expectations. There can be no assurance that the Company will be able to obtain any additional debt or equity financing, or that the terms thereof will be favorable to the Company or its existing creditors or investors. On August 5, 1998, the Company entered into a $40 million bank revolving credit facility with a number of banks to provide supplemental financing. As of December 31,1998, no borrowings have been made under this facility. On October 30, 1998, the Company entered into Amendment No. 1 to its bank revolving credit facility which adjusted certain operating covenants.

Impact of Year 2000

     The Company has been actively and aggressively working to ensure Year 2000 compliance which included an awareness program started in the third quarter of 1998. The Company has initiated a formal program to address the Year 2000 issue that includes a project office. The Company has substantially completed a comprehensive inventory and assessment of Information Technology (IT) and non-IT related systems and equipment that may be affected by Year 2000 issues. The Company has contracted with a third party to assist with its Year 2000 assessment. Management does not anticipate any significant future expenditures, apart from approximately $70,000 in fees charged by this third party and certain system components not covered by service maintenance agreements, in conjunction with the Year 2000 issue. The Company has completed the replacement of all financial systems to meet Year 2000 compliance. Substantially all of the remaining critical business systems have been certified by the vendors to be Year 2000 compliant. The Company's testing plan may include unit testing as well as regression analysis. The replacement and remediation of IT and non-IT systems is expected to be substantially complete in the third quarter of 1999. The Company is assessing the Year 2000 readiness of its critical vendors and suppliers and has sent letters inquiring as to their status regarding their Year 2000 readiness. The Company will perform additional procedures as necessary to evaluate risks associated with third parties and will consider these risks when establishing contingency plans. The Company is developing contingency plans to mitigate the potential disruptions that may result from Year 2000 issues. These plans may include securing alternative sources for critical vendors and suppliers, as well as other measures considered appropriate by management and are anticipated to be completed in the third quarter of 1999.

     While the Company believes its efforts to avoid any material adverse effect on the Company's operations or financial condition will be successful, given the complexity and risks, there can be no assurance these efforts will be successful. Risks include, but are not limited to, the readiness of vendors, suppliers, and remediation projects. However, the Company does not anticipate any disruptions in the ability to provide our products and services subsequent to December 31, 1999. The Company has not incurred incremental costs to date and believes the total cost of the Year 2000 project will not have a material effect on its results of operations.

   Recent Developments

     On February 26, 1999, the Company acquired EnterAct Corp. ("EnterAct"), a Chicago-based provider of Internet access and commercial data services. EnterAct has approximately 50 employees, and is the highest rated Chicago Area Internet Services Provider by Mind Spring Enterprises. The majority of EnterAct's approximately 10,000 customers are residential dial up Internet access customers; however, a significant portion of EnterAct's 1998 calendar year revenues were derived from Internet, data and consulting services provided to its business customer base. In connection with this transaction, the Company issued 696,994 shares of its no par value common stock to certain officers of EnterAct and agreed to pay an additional $6,500,000. The Company paid $2,500,000 at the closing and issued two non-interest bearing notes totaling $4 million. The notes are payable to executives of EnterAct over two years, one half due on the first anniversary date and one half due on the second anniversary date. In addition, a stock option plan was approved and options were awarded to certain employees of EnterAct. EnterAct will become the Company's business service division, developing, marketing and selling data and telephony services to the business community.

     In March of 1999, the Company was awarded a renewable franchise expiring December 31, 2014 by the Village of Northbrook, located just northwest of Skokie. This franchise award is contingent upon the Company's securing the funds necessary to build its Northbrook network by September 10, 1999.

Item 7a.  Quantitative & Qualitative Disclosures about Market Risk.

     Other than the Company's exposure to interest rate risk on its debt, the Company has determined that it does not have a material exposure to market risk. (See Note 5 to the financial statements).

Item 8.  Financial Statements and Supplementary Data.

     The consolidated financial statements and supplementary data required under
Item 8 of Part II are set forth in Part IV, Item 14 of this Form 10-K.

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The current directors and executive officers of the Company are listed below. Directors and executive officers of the Company are elected to serve until they resign or are removed, are otherwise disqualified to serve or until their successors are elected and qualified.


      Name            Age      Position(s) with Company
     ------           ----     ------------------------
 Edward T. Joyce       56   Chairman of the Board
 Robert J. Currey      53   President, Chief Executive Officer and Director
 Ronald D. Webster     49   Chief Financial Officer and Treasurer
 John A. Brouse        50   Vice President Engineering
 David Jacobs          35   Vice President of Customer Operations
 Roxanne Jackson       34   Vice President of Human Resources
 Eric D. Kurtz         34   Vice President of Operations and Assistant Secretary
 Dennis Parker         61   Vice President of Marketing and Planning
 Susan R. Quandt       44   Vice President of Sales
 Christopher Young     43   Vice President and Chief Information Officer
 William Farley        56   Director
 Elzie Higginbottom    57   Director
 Dr. Charles E. Kaegi  48   Director
 David Kronfeld        51   Director
 James H. Lowry        58   Director
 Glenn W. Milligan     50   Director (Chairman of the Board until January 1,
                               1999 and Chief Executive Officer until August
                               13, 1998)
 Thomas M. Neustaetter 47   Director

     Edward T. Joyce has served as a Director of the Company since the Company's inception in October 1992. Mr. Joyce founded his own firm in 1971, now known as Edward T. Joyce and Associates, P.C., a law firm dealing with commercial litigation. Mr. Joyce became Chairman of the Board of the Company as of January 1, 1999.

      Robert J. Currey has served as a Director of the Company since February 1997 and was named President and Chief Operating Officer on March 1, 1998. On August 13, 1998 Mr. Currey was named the President and Chief Executive Officer of the company. Prior to joining the company, Mr. Currey served as Group President of Telecommunications Services for McLeod USA, a wholly owned subsidiary of McLeod, Inc., from September 1997 through February 1998. Mr. Currey continues to serve on the board of directors of McLeod USA. From March 1990 until September 1997, he served as President and Chief Executive Officer of Consolidated Communications. From 1988 to 1990, Mr. Currey served as Senior Vice President of Operations and Engineering at Citizens Utilities Company in
Stanford, Connecticut. From 1987 to 1988, Mr. Currey served as Executive Vice President at US Sprint in Kansas City, Missouri.

     Ronald D. Webster joined the Company as Chief Financial Officer in September 1997 and was named Treasurer of the company on October 13, 1998. He was previously Vice President and Treasurer at Telephone Data Systems, Inc., where he served from July 1983 until May 1987 and from April 1988 until August 1997. Prior thereto, he held executive positions with Ideal School Supply Corp. and Trans Union Corporation.

     John A. Brouse has served as the Company's Vice President of Engineering since August 1998. From April 1997 until August 1998, Mr. Brouse served as Vice President of Network Operations. Prior to that time, Mr. Brouse was Operations Engineering Director for Jones Intercable, Inc. from June 1988 to April 1997. Mr. Brouse received the cable industry's prestigious Polaris Award in 1996.

     David L. Jacobs has served as Vice President of Customer Operations since July 1998. Prior to that time Mr. Jacobs was Senior Director of Engineering and Technology for Ameritech New Media and was also Ameritech's New Media Director of Technical Support and New Product Development. He held various positions with Illinois Bell prior to his appointment at Ameritech.

     Roxanne Jackson has served as the Company's Vice President of Human Resources since May 1996. From January 1994 to May 1996, Ms. Jackson was the Human Resources Director for Metz Baking Group. From August 1992 until January 1994, Ms. Jackson served as the Director of Human Resources for Fox Television Stations, Inc.

     Eric D. Kurtz has served as the Company's Vice President of Operations since February 1999. Previously Mr. Kurtz served as Vice President of Corporate Development and Regulatory Affairs since March 1997. From April 1989 until July 1996, Mr. Kurtz was a General Manager with Time Warner's Milwaukee & Chicago Divisions. During this time he also served as a board member of the Wisconsin Cable Communications Association and as its President from September 1994 to September 1996.

      Dennis D. Parker has served as the Company's Vice President of Marketing and Planning since November 1998. Mr. Parker served as President and CEO of Prairie Systems from 1995 until 1998; President and CEO of ITN (Illuminet) from 1989 until 1995, and was President and Managing Director of the Princeton Institute from 1985 until 1989. Prior to that, Mr. Parker was in planning and operations for AT&T Information Systems Division.

      Susan R. Quandt has served as the Company's Vice President of Sales since December 1997. From December 1994 to December 1997, Ms. Quandt served as Executive Vice President of Taylor-Winfield, an information technology market consulting and executive recruiting firm. From January 1992 to September 1994, Ms. Quandt served as Vice President of Marketing and Product Development of Call-Net Enterprises Inc., a national long-distance telephone company owned by Sprint Canada. From January 1989 to December 1991, Ms. Quandt served as Vice President of Marketing for Schneider Communications, Inc., a regional long-distance telephone company.

     Christopher Young has served as Vice President and Chief Information Officer for the Company since August of 1998. He previously held the position of CIO at Mercury Marine from 1997 until 1998. He was CIO for Siemens Electromechanical Components, Inc., from 1995 until 1997 and served as Director of Information Technology for Consolidated Communications Directories from 1990 until 1995.

     William F. Farley has served as a Director of the Company since September 1998. Mr. Farley has been Chairman and CEO of Fruit of the Loom, Inc. since he acquired the company in 1985. Mr. Farley sits on various educational, civic and cultural boards including, The Horatio Alger Association Board of Directors, The Chicago Council on Foreign Relations, American Textile Manufacturers Institute, American Apparel Manufacturers Association, and Rush Hospital Heart Institute, among others.

     Elzie L. Higgenbottom has served as a Director of the Company since September 1998. Mr. Higgenbottom has been involved in real estate development, management, and construction of single and multi-family and commercial real estate for more than two decades. East Lake Management and Development Corporation, a firm he founded, has become one of the largest minority-owned real estate services firms in the Midwestern United States under his management. Mr. Higgenbottom currently serves on the governing board of the Housing Authority of Cook County, Illinois, and the Board of Directors of Cole Taylor Bank and Mercy Hospital.

     Dr. Charles E. Kaegi has served as a Director of the Company since the Company's inception in October 1992. Dr. Kaegi has been in private practice of medicine since July 1979. From November 1979 to present, Dr. Kaegi has held positions at Ravenswood Hospital Medical Center as: Attending Physician (November 1979 to present); Medical Director, Alcohol & Drug Abuse Program (July 1994 to present); Medical Director, Community Mental Health Center (November 1994 to present); Medical Education (January 1980 to present); Secretary of the Department of Psychiatry (January 1993-present); and Consultant to Community Mental Health Center (March 1980 to August 1985). Dr. Kaegi is the cousin of Mr. Glenn Milligan.

     David Kronfeld has served as a Director of the Company since February 1997. Mr. Kronfeld founded JK&B Capital in January 1996 and has been its Manager since that time. Mr. Kronfeld is a General Partner at Boston Capital Ventures where he specializes in the telecommunications and software industries. From October 1984 to August 1989, Mr. Kronfeld served as Vice President of Acquisitions and Venture Investments at Ameritech.

     James H. Lowry has served as a Director of the Company since February 1997. Mr. Lowry serves as President and Chief Executive Officer of James H. Lowry & Associates ("JHLA"), a consulting company established in 1975. Prior to establishing JHLA, Mr. Lowry served as the Director of Public Service Practice for McKinsey & Company from 1967 to 1975.

     Glenn W. Milligan, the Company's founder, served as Chairman of the Board until January 1, 1999 and until August 13, 1998 had been the Chief Executive Officer of the Company since its inception in October 1992. Mr. Milligan was President and Chief Executive Officer of 21st Century Technology Group, Inc. from April 1986 to October 1992. From July 1985 until March 1986, Mr. Milligan served as Regional Director for the Walt Disney Company. Mr. Milligan served as Area Manager for Showtime Networks, Inc. from March 1984 to June 1985. From July 1979 to November 1983, Mr. Milligan was the Chief Executive Officer of DAEOC, Inc., a diversified government contractor.

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

Committees of the Board of Directors

     The Board currently has three committees, the Executive Committee and the Compensation Committee and the Audit Committee.

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

     The Audit Committee examines and considers matters relating to the financial affairs of the Company including reviewing the Company's annual financial statements, the scope of the independent annual audit and the independent auditor's letter to management concerning the effectiveness of the Company's internal financial and accounting controls. The current members of the Audit Committee are Edward T. Joyce and Thomas Neustaetter.

Compensation Committee Interlocks and Insider Participation

     As stated above, the current members of the Compensation Committee are Messrs. Milligan, Joyce and Neustaetter. Mr. Milligan also served as the Chief Executive Officer of the Company from April 1, 1998 until December 31, 1998. Director Compensation

     Directors of the Company receive no directors' fees. Directors are reimbursed for their reasonable out-of-pocket travel expenditures incurred in connection with their service as directors.

Compensation Plan

     1998 Employee Stock Option Plan. The Company's 1998 Employee Stock Option Plan (the "1998 Employee Stock Option Plan") provides for the grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to employees of the Company. The Compensation Committee of the Board of Directors administers the 1998 Employee Stock Option Plan and grants options to purchase Common Stock thereunder.

     On April 14, 1998, the Company's Board of Directors approved the 1998 Employee Stock Option Plan for a total of 50,000 shares of common stock to be awarded to employees of the Company.

     The Compensation Committee has the exclusive authority to establish, amend and rescind appropriate rules and regulations relating to the Employee Stock Option Plan. Each participant's option will expire as of the earliest of: (i) the date on which it is forfeited under the provisions of the Employee Stock Option Plan; (ii) ten years from the option date; and (iii) the date on which it expires pursuant to the relevant option agreement. The option price may be greater than, less than or equal to the fair market value on the option date as determined in the sole discretion of the Compensation Committee.

     An option participant may not exercise an option or any portion thereof until such option or such portion thereof has become fully vested. Pursuant to the Stock Option Plan, options generally vest 25% each year on July 1st and are fully vested after four years.

     As of December 31, 1998, there were 27,325 options to acquire shares of Common Stock outstanding pursuant to the 1998 Employee Stock Option Plan.

     1998 Key Management Stock Option Plan. The Company's 1998 Stock Option Plan (the "1998 Key Management Stock Option Plan") provides for the grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to key employees. The Compensation Committee of the Board of Directors administers the 1998 Key Management Stock Option Plan and grants options to purchase Common Stock thereunder.

     On April 14, 1998, the Company's Board of Directors approved the 1998 Key Management Stock Option Plan for a total of 150,000 shares of common stock to be awarded to key management employees.

     The Compensation Committee has the exclusive authority to establish, amend and rescind appropriate rules and regulations relating to the Key Management Stock Option Plan. Each participant's option will expire as of the earliest of:
(i) the date on which it is forfeited under the provisions of the Key Management Stock Option Plan; (ii) ten years from the option date; and (iii) the date on which it expires pursuant to the relevant option agreement. The option price may be greater than, less than or equal to the fair market value on the option date as determined in the sole discretion of the Compensation Committee.

     An option participant may not exercise an option or any portion thereof until such option or such portion thereof has become fully vested. Pursuant to the Key Management Stock Option Plan, options generally vest 25% each year and are fully vested after four years.

     As of December 31, 1998, options to acquire 139,500 shares of Common Stock were outstanding pursuant to the 1998 Key Management Stock Option Plan.

     1998 Stock Option Agreement. The Company's 1998 Stock Option Agreement ("the Agreement") provides for the grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to employees of the Company. The Compensation Committee of the Board of Directors administers "the Agreement" and grants options to purchase Common Stock thereunder.

     On April 14, 1998, the Company's Board of Directors approved the 1998 Stock Option Agreement for a total of 331,200 shares of common stock to be awarded to two named executive officers of the Company.

     The Compensation Committee has the exclusive authority to establish, amend and rescind appropriate rules and regulations relating to the Agreement. Each participant's option will expire as of the earliest of: (i) the date on which it is forfeited under the provisions of the Employee Stock Option Plan; (ii) ten years from the option date; and (iii) the date on which it expires pursuant to the relevant option agreement. The option price may be greater than, less than or equal to the fair market value on the option date as determined in the sole discretion of the Compensation Committee.

     An option participant may not exercise an option or any portion thereof until such option or such portion thereof has become fully vested. Pursuant to the Stock Option Plan, 139,100 options were vested immediately on August 28, 1998 and the remaining future vesting options generally vest 1/48th each month retroactive to the date of hire and are fully vested after four years. All options become 100% vested and immediately exercisable prior to a Change in Control (as such term is defined in the Agreement).

     As of December 31, 1998, options to acquire 331,200 shares of Common Stock were outstanding pursuant to the 1998 Stock Option Agreement.

     1997 Stock Option Plan. The Company's 1997 Stock Option Plan (the "1997 Stock Option Plan") provides for the grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to key employees. The Compensation Committee of the Board of Directors administers the Stock Option Plan and grants options to purchase Common Stock thereunder.

     On January 30, 1997, the Company's Board of Directors approved a stock option plan. The aggregate number of shares of Common Stock that may be issued under options under the 1997 Stock Option Plan may not exceed 728,667.7 shares. Reserved shares may be either authorized but unissued shares or treasury shares, and will be distributed at the discretion of the Board of Directors.

     The Compensation Committee has the exclusive authority to establish, amend and rescind appropriate rules and regulations relating to the 1997 Stock Option Plan. Each participant's option will expire as of the earliest of : (i) the date on which it is forfeited under the provisions of the Stock Option Plan; (ii) ten years from the option date; and (iii) the date on which it expires pursuant to the relevant option agreement. The option price may be greater than, less than or equal to the fair market value on the option date as determined in the sole discretion of the Compensation Committee.

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

     As of December 31, 1998, options to 591,324 shares of Common Stock were outstanding pursuant to the Stock Option Plan.

Item 11.    Executive Compensation.

                           Summary Compensation Table

     The following table sets forth information concerning compensation of (i) the Company's Chief Executive Officer during the nine month transition year (TY) ended December 31, 1998 and (ii) each executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended December 31, 1998 (collectively, the "Named Executive Officers"); Compensation information for the fiscal years (FY) ended March 31, 1998 and 1997 are also included:


                                                                               Long-Term Compensation
                                                                                               Awards

                                                   Annual Compensation                         Number
                                                                                                   Of
                                                                                           Securities

                                                                                           Underlying
Named Officers and Principal
Position                                Year   Salary ($)    Bonus ($)   Other($)(1)          Options
--------                                ----   ----------    --------- - -----------          -------
Glenn W. Milligan, Chairman          TY-1998      179,779       25,000        6,488         158,589.5 (2)
 of  the Board  until January 1,     FY-1998      188,648       48,089       29,169         131,160.3
 1999 And Chief Executive Officer    FY-1997      170,833        6,875        4,000
 until August 31, 1998

Robert J. Currey                     TY-1998       65,133      441,346       84,418           278,200
President and Chief Executive        FY-1998       92,780            0            0
Officer                              FY-1997            0            0            0

Ronald D. Webster                    TY-1998      113,003       50,000        3,692         162,300.2
Chief Financial Officer              FY-1998       92,308       50,000        3,462         109,300.2
                                     FY-1997            0            0            0

John A. Brouse                       TY-1998       98,941        6,500       16,799          36,443.4
Vice President Engineering           FY-1998       92,780        3,807       41,218          36,443.4
                                     FY-1997            0            0            0

Susan R. Quandt                      TY-1998      112,782            0        9,481          72,866.8
Vice President Sales                 FY-1998       25,823            0        3,023          72,866.8
                                     FY-1997            0            0            0

Richard Wiegand-Moss (3)             TY-1998       73,042            0      198,095          51,874.4 (4)
Former Chief Operating Officer       FY-1998      150,566        6,990       36,232          72,866.8 (4)
                                     FY-1997      117,709        5,729       13,750

Jay E. Carlson (5)                   TY-1998       70,330       10,000       82,040            37,000 (6)
 Former Chief Technical Officer      FY-1998      120,800        3,625       40,196          91,083.5
                                     FY-1997            0            0            0


(1) Includes amounts reimbursed for relocation expenses; and in the case of Mr. Milligan, the amount includes an annual membership fee to a private club; and in the case of Mr. Carlson and Mr. Moss, the amount includes severance payments.
(2) On December 31, 1998, Mr. Milligan was granted 27,429.2 shares of the Company's common stock, representing the lesser of 20,000 shares or such other number as to provide Mr. Milligan with .261% of the Company's common shares outstanding.
(3) Mr. Wiegand-Moss was the Company's Chief Operating Officer from August 1996 to March 1998. Effective March 4, 1998, he ceased to be the Chief Operating Officer and became Senior Vice President of Customer Operations. Mr. Wiegand-Moss left the Company in May 1998.
(4) In March 1998, the options granted to Mr. Wiegand-Moss were reduced from 109,300.2 shares to 72,866.8 shares when he ceased to be the Chief Operating Officer and became Senior Vice President of Customer Operations. Unvested shares totaling 57,425.8 were forfeited when he left the Company in May of 1998.
(5) Mr. Carlson was the Company's Chief Technical Officer from November 3, 1997 to August 1998. Mr. Carlson left the Company in August 1998.
(6) In March 1999 in conjunction with a settlement and general release, the options granted to Mr. Carlson were reduced from 91,083.5 shares to 37,000 shares, representing the shares fully vested when he ceased to be the Chief Technical Officer.

     The following table contains certain information concerning the stock option grants made to each of the Named Executive Officers during the transition year ended December 31, 1998.


                        Option Grants in Last Fiscal Year
                                Individual Grants
                  -------------- ------------- ----------------

                                              % of Total
                                Number of       Options
                               Securities     granted to                                                 Potential Realizable Value
                               Underlying    Employees in                                                at Assumed Annual Rates of
Name                             Options     Fiscal Year     Exercise or   Market Price    Expiration   Stock Price Appreciation for
                                                ------        Base Price    at Date of     -----------          Option Term (3)
                                 Granted                       ($/Sh)      Grant ($/Sh)       Date          5%            10%
                                 -------                       ------         ------          ----          --            ---
Glenn W. Milligan               27,429.2(1)       5.3           0.00          4.50             N/A       $ 201,057       $  320,149
Robert J. Currey                 278,200(2)      53.2           1.12          4.50            03/06/08   $1,727,629      $2,935,522
Ronald D. Webster                 53,000(2)      10.2           4.50          4.50            04/14/08   $ 149,991       $  380,108
John A. Brouse                        --          --             --            --               --           --              --
Susan R. Quandt                       --          --             --            --               --           --              --
Richard Wiegand-Moss                  --          --             --            --               --           --              --
Jay E. Carlson                        --          --             --            --               --           --              --




(1) On December 31, 1998, Mr. Milligan was granted 27,429.2 shares of the Company's common stock, representing the lesser of 20,000 shares or such other number as to provide Mr. Milligan with .261% of the Company's common shares outstanding.

(2) Stock options vest 1/48th each month and are fully vested after four years; provided that such officer remains continuously employed by the Company.

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

     The following table sets forth certain information regarding options to purchase Common Stock held as of December 31, 1998 by each of the Named Executive Officers. None of such Named Executive Officers exercised any options during the year ended December 31, 1998


                    Aggregated Fiscal Year-End Option Values

                                Number of Securities Underlying     Value of Unexercised In-the-Money
                                 Unexercised Options at Fiscal                  Options at
                                          Year End                          Fiscal Year End (1)
                                -------------------------------      --------------------------------
Name                            Exercisable       Unexercisable      Exercisable     Unexercisable
Glenn W. Milligan                131,160.3          27,429.2          $443,322       $123,431
Robert J. Currey                 168,079.0         110,121.0          $568,107       $372,209
Ronald D. Webster                 54,050.4         108,249.8          $122,977       $405,458
John A. Brouse                     15,097.3         21,336.0          $ 51,029       $ 72,116
Susan R. Quandt                    18,466.0         54,400.8          $ 62,415       $183,875
Richard Wiegand-Moss               51,847.4             --            $175,244       $175,244
Jay E. Carlson                     37,000.0             --            $125,060       $125,060

--------------



(1) There was no public trading market for the Common Stock as of December 31, 1998. Accordingly, these values have been calculated by determining the difference between the estimated fair market value of the Company's Common Stock underlying the option as of December 31, 1998 ($4.50 per share) and the exercise price per share payable upon exercise of such options. In determining the fair market value of the Company's Common Stock, the Board of Directors considered various factors, including the Company's financial condition and business prospects, its operating results, and the absence of a market for its Common Stock.

Employment Agreements

     Glenn W. Milligan. Mr. Milligan entered into an agreement with the Company as of January 1, 1999 with a term that ends on August 21, 2001. As of August 31, 1998, Mr. Milligan ceased to be the Chief Executive Officer of the Company and on January 1, 1999 ceased to be the Chairman of the Board. However, pursuant to the agreement, Mr. Milligan continues to be entitled to an annual base salary of $170,000 and an annual bonus of $100,000. Mr. Milligan is also entitled to receive annually the lesser of 20,000 shares of the Company's common stock or such other number of shares as is necessary to provide him with .261% of the outstanding shares of common stock as of August 21 of each year until August 21, 2001. Mr. Milligan can also receive stock options covering such number of shares pursuant to any separate agreement. Mr. Milligan is generally entitled to the standard executive benefits provided by the Company. In the event of his death Mr. Milligan's spouse, or his designated beneficiary, is entitled to continue to receive the benefits to which Mr. Milligan would have been entitled to under the agreement for the remainder of the term.

     Robert J. Currey. Mr. Currey was employed by the Company as its President and Chief Executive Officer pursuant to an employment agreement dated March 6, 1998. Pursuant to the employment agreement Mr. Currey is entitled to an annual base salary of at least $181,000 and an annual bonus of at least $175,000. Mr. Currey is eligible for an annual review and at the discretion of the Board of Directors his salary can be increased but not decreased. Mr. Currey's contract entitled him to receive stock options for 278,000 shares of the Company's common stock, 50% of which vested immediately with the remaining "later vesting stock" to be vested over a period ending February 2002. The Board may also award a special bonus to Mr. Currey. Upon a termination of his employment agreement, Mr. Currey is generally entitled to specific severance benefits, and depending on the reason for termination, he may be entitled to an amount equal to approximately two times the annual salary and bonus stated in the contract.

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

     John A. Brouse. Mr. Brouse entered into an employment agreement with the Company as of November 3, 1997. The employment agreement will expire on August 3, 2001. Pursuant to the employment agreement, Mr. Brouse is entitled to an initial annual base salary of $117,200 and is entitled to participate in any performance based bonus plan provided by the employer. In addition, he is entitled to receive stock options covering such number of shares pursuant to a separate agreement. Upon a termination of his employment, depending on the reason for termination, Mr. Brouse is generally entitled to severance benefits, and he may be entitled to an amount equal to two times the annual salary and bonus he would have received for the year during which such termination occurs.

     Susan R. Quandt. Ms. Quandt entered into an employment agreement with the Company as of December 26, 1997. The employment agreement will expire on December 26, 1999. Pursuant to the employment agreement, Ms. Quandt is entitled to an initial annual base salary of $125,000 and is entitled to participate in any performance based bonus plan provided by the employer. In addition, she is entitled to receive stock options covering such number of shares pursuant to a separate agreement. Upon a termination of her employment, depending on the reason for termination, Ms. Quandt is generally entitled to severance benefits, and she may be entitled to an amount equal to one times the annual salary and bonus she would have received for the year during which such termination occurs.

     Richard Wiegand-Moss. Mr. Wiegand-Moss was employed by the Company as its Chief Operating Officer pursuant to an employment agreement in August 1996. In March 1998, he entered into another employment agreement with the Company, pursuant to which he ceased to be the Chief Operating Officer and became Senior Vice President of Customer Operations effective March 4, 1998. Pursuant to the employment agreement in 1998, he was entitled to an initial annual base salary of $150,000. In May 1998, Mr. Wiegand-Moss resigned from the Company. On May 5, 1998, Mr. Wiegand entered into a Separation Agreement and General Release with the Company.
All unvested options were forfeited.

     Jay E. Carlson. Mr. Carlson entered into an employment agreement with the Company as of November 3, 1997. Mr. Carlson resigned from the Company on August 31, 1998. Mr. Carlson entered into a Separation Agreement and General Release with the Company on March 5, 1999, Terms of this agreement a lump sum amount of $150,000, which is equal to his annual salary for the most recent year. Pursuant to the agreement, Mr. Carlson retained the 37,000 shares of Company common stock which represent the amount that had fully vested as of August 31, 1998. The agreement included the forgiveness of a loan of $53,000 which Mr. Carlson had received from the Company.

     All   employment   agreements   contain   confidentiality   provisions  and
non-compete provisions.

Item 12.    Principal Shareholders.

     The following table sets forth certain information at March 15, 1999, regarding beneficial ownership of the capital stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the outstanding capital stock of the Company, (ii) each director of the Company, (iii) each Named Executive Officer of the Company and (iv) all directors and executive officers as a group.



                                                                     Number of Shares of
                                               Number of Shares of   Class A Convertible
                                                  Common Stock           8% Cumulative
                                                  Beneficially          Preferred Stock        Percent of Aggregate
      Name of Beneficial Owner                      Owned (1)        Beneficially Owned(2)       Voting Rights(3)
      ------------------------                    ------------       ---------------------       ----------------
Purnendu Chatterjee(4)                              757,600.3                633.2                     24.3%
JK&B Capital(5)                                     378,800.2                316.6                     12.7
William Farley(6)                                   303,040.0                253.3                     10.3
Myron M. Cherry(7)                                  269,625.3                 12.7                      5.4
Boston Capital Ventures III, L.P.(8)                151,520.1                126.6                      5.2
Elske Bolitho(9)                                    305,000.0                   --                      5.9
Thomas Neustaetter(4)(10)                           757,600.3                633.2                     24.3

Charles E. Kaegi, M.D.(11)(16)                      932,480.0                  6.3                     16.8
Edward T. Joyce(12)(16)                             758,496.7                 50.8                     14.5
David Kronfeld(13)                                  530,320.3                443.2                     17.5
Glenn W. Milligan(14)(16)                           687,684.8                  4.7                     12.4
James H. Lowry(16)                                   19,000.0                   --                        *
Robert Currey(16)                                    63,754.1                   --                      1.2
Ronald Webster(15)(16)                               48,557.6                  9.5                      1.2
All executive officers and directors as a group   3,777,300.0              1,147.7                     67.4

* Less than 1%.



(1) The persons named in this table have sole voting power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days after March 15, 1999, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Each share of Class A Convertible 8% Cumulative Preferred Stock converts into one thousand shares of Common Stock at the option of the shareholder.

(3) Percent of Aggregate Voting Rights, for each beneficial owner, was determined based upon a fraction. The numerator of such fraction is the sum of (a) the number of outstanding shares of Common Stock beneficially owned by such owner, plus (b) the number of shares of Common Stock into which the number of shares of Class A Convertible 8% Cumulative Preferred Stock beneficially owned by such owner are convertible, plus (c) the number of shares of Common Stock issuable upon exercise of options and warrants beneficially owned by such owner and which are exercisable within 60 days of March 15, 1999. The denominator of such fraction is the sum of (a) the aggregate number of shares of Common Stock outstanding on March 15, 1999, plus (b) the number of shares of Common Stock into which the aggregate number of shares of Class A Convertible 8% Cumulative Preferred Stock outstanding on March 15, 1999 are convertible, plus (c) the aggregate number of shares of Common Stock issuable upon exercise of options and warrants beneficially owned by such owner and which are exercisable within 60 days of March 15, 1999.

  (4) Represents 112,445.2 shares of Common Stock, 266,354.9 shares of Common Stock issuable upon exercise of warrants and 316.6 shares of Class A Convertible 8% Cumulative Preferred Stock held by Quantum Industrial Partners LDC ("QIP"). The address of QIP is c/o Curacao Corporation Company, Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. Also includes 65,218.2 shares of Common Stock, 154,485.9 shares of Common Stock issuable upon exercise of warrants and 183.6 shares of Class A Convertible 8% Cumulative Preferred Stock held by S-C Phoenix Holdings, L.L.C. ("S-C Phoenix"). The address of S-C Phoenix is c/o Chatterjee Management Company, 888 Seventh Avenue, New York, New York 10106. This
       total also includes 45.2 shares of Class A Convertible 8% Cumulative Preferred Stock, 16,069.8 shares of Common Stock and 38,035.5 shares of Common Stock issuable upon exercise of warrants held by Winston Partners II, LLC and 87.8 shares of Class A Convertible 8% Cumulative Preferred Stock, 31,157.2 shares of Common Stock and 73,833.6 shares of Common Stock issuable upon exercise of warrants held by Winston Partners II, LDC (Winston Partners II, LLC and Winston Partners II, LDC, collectively "Winston Partners"). The address of Winston Partners II, LLC is c/o Chatterjee Management Company, 888 Seventh Avenue, New York, New York 10106. The address of Winston Partners II, LDC is c/o Curacao Corporation Company, Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIP, S-C Phoenix and Winston Partners are associated with Chatterjee Management Company. Chatterjee Management Company is managed and controlled by Purnendu Chatterjee. Dr. Chatterjee may be deemed to have the power to direct the voting and disposition of the shares owned by QIP, S-C Phoenix and Winston Partners. Dr. Chatterjee and Mr. George Soros may each be deemed to have the power to direct the voting and disposition of the shares owned by S-C Phoenix. In addition, Mr. Soros, Mr. Stanley F. Druckenmiller and Soros Fund Management LLC may be deemed to have the power to direct the voting and disposition of the shares owned by QIP. The Percent of Aggregate Voting Rights excludes 224,890.4 shares of non-voting Common Stock beneficially owned by Purnendu Chatterjee.

  (5) Represents 221.6 shares of Class A Convertible 8% Cumulative Preferred Stock, 78,711.6 shares of Common Stock and 186,448.5 shares of Common Stock issuable upon exercise of warrants held by JK&B Capital, L.P. and
       95.0 shares of Class A Convertible 8% Cumulative Preferred Stock, 33,733.6 shares of Common Stock and 79,906.5 shares of Common Stock issuable upon exercise of warrants held by JK&B Capital II, L.P. (JK&B Capital, L.P. and JK&B Capital II, L.P., collectively "JK&B Capital"). The address of JK&B Capital is 205 North Michigan, Suite 808, Chicago, IL 60601. The Percent of Aggregate Voting Rights excludes up to 112,445.2 shares of non-voting Common Stock beneficially owned by JK&B Capital.

     (6)  Represents the following  securities  held by the following  entities:
          116.1 shares of Class A Convertible 8% Cumulative Preferred Stock, 41,229.9 shares of Common Stock and 97,663.4 shares of Common Stock issuable upon exercise of warrants held by Velocity Capital, L.L.C. of which Mr. Farley is a member, and 105.5 shares of Class A Convertible 8% Cumulative Preferred Stock, 37,481.7 shares of Common Stock and
          88,785.0 shares of Common Stock issuable upon exercise of warrants held by The Retirement Program of Farley, Inc. of which Mr. Farley is the sole member of the Pension Investment Committee and 31.7 shares of Class A Convertible 8% Cumulative Preferred Stock, 11,244.5 shares of Common Stock and 26,635.5 shares of Common Stock issuable upon exercise of warrants held by Union Underwear Pension Plan of which Mr. Farley is the sole member of the Pension Investment Committee. Mr. Farley disclaims beneficial ownership of all shares except for 73.9 shares of class A Convertible 8% Cumulative Preferred Stock, 26,237.2 shares of common stock, and 62,149.4 shares of Common Stock issuable upon exercise of warrants held by Velocity Capital, L.L.C., of which Mr. Farley is a member. The percentage of Voting Rights excludes 89,956.1 shares of Non-voting Common Stock. Mr. Farley disclaims beneficial ownership of all shares of Non-voting Common Stock except for 26,237.2 shares. The address of Mr. Farley is 233 South Wacker Drive, 5000 Sears Tower, Chicago, Illinois, 60606. The Percent of Aggregate Voting Rights excludes 89,956.1 shares of non-voting Common Stock beneficially owned by Mr. Farley.

  (7) Includes 72,223.3 shares of Common Stock issuable upon exercise of options. The address of Mr. Cherry is 30 North LaSalle, #2300, Chicago, Illinois 60602. The Percent of Aggregate Voting Rights excludes 4,497.8 shares of non-voting Common Stock beneficially owned by Mr. Cherry.

  (8) Includes 106,542.0 shares of Common Stock issuable upon exercise of warrants. The address of Boston Capital Ventures III, L.P. is Old City Hall, 45 School Street, Boston, MA 02108. The Percent of Aggregate Voting Rights excludes 44,978.1 shares of non-voting Common Stock beneficially owned by Boston Capital Ventures III, L.P..

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

(11) Includes 172,202.2 shares of Common Stock and 376,721.8 shares of Common Stock issuable upon exercise of options held by Charles E. Kaegi, M.D., S.C., Defined Contribution Pension Plan and Trust, 26,990.0 shares of Common Stock held by Charles E. Kaegi, M.D., S.C., Defined Benefit Pension Plan and Trust, 1,700.0 shares of Common Stock held by Charles E. Kaegi, M.D., S.C. Profit Sharing Pension Plan and Trust, 321,240.0 shares of Common Stock held jointly with Mr. Kaegi's wife, and 17,470.0 shares of non-voting Common Stock owned by Mr. Kaegi's wife. The Percent of Aggregate Voting Rights excludes 2,248.9 shares of non-voting Common Stock held by Mr. Kaegi.

(12) Includes 269,516.5 shares of Common Stock issuable upon exercise of options held by Mr. Joyce, 96,620.0 shares of Common Stock and 52,291.5 shares of Common Stock issuable upon exercise of options held by Mr. Joyce's wife, 28,500 shares of Common Stock issuable upon exercise of warrants held by Mr. Joyce, 12.9 shares of Class A Convertible 8% Cumulative Preferred Stock and 10,867.3 shares of Common Stock issuable upon exercise of warrants held by Edward T. Joyce, as Trustee of the Edward T. Joyce Ltd. Employees' Profit Sharing Plan, and 4.1 shares of Convertible Class A Preferred Stock and 3,409.3 shares of Common Stock issuable upon exercise of warrants held by Edward T. Joyce, as Trustee of the Individual Retirement Account for Edward T. Joyce. The Percent of Aggregate Voting Rights excludes 18,058.7 shares of non-voting Common Stock beneficially owned by Mr.
       Joyce.

(13) All such shares are held of record by JK&B Capital and Boston Capital Ventures III, L.P. Mr. Kronfeld is a Manager of JK&B Management, L.L.C. a General Partner of JK&B Capital, L.P. and JK&B Capital II, L.P. Mr. Kronfeld is General Partner of Boston Ventures III, LP. The business address of Mr. Kronfeld is c/o JK&B Capital, 205 North Michigan, Suite 808, Chicago, IL 60601.

(14) Includes 316,160.3 shares of Common Stock issuable upon exercise of options held by Mr. Milligan, and 93,750.0 shares of Common Stock and 61,225.5 shares of Common Stock issuable upon exercise of options held by Mr. Milligan's wife. The Percent of Aggregate Voting Rights excludes 1,686.7 shares of non-voting Common Stock beneficially owned by Mr. Milligan.

(15) Includes 44,025.04 shares of Common Stock issuable upon exercise of options and 7990.6 shares of Common Stock issuable upon exercise of Warrants. Also includes 3165.5 shares of Common Stock and 8.9 shares of Class A Convertible 8% Cumulative Preferred Stock held by LaSalle National Bank, as custodian for Ron Webster IRA Rollover. The Percent of Aggregate Voting Rights excludes 3165.5 shares of non-voting Common Stock.

(16) The address of each such person is c/o the Company, 350 N. Orleans Street, Suite 600, Chicago, IL 60654.

(17)   Includes the  aggregate of  1,183,694.8  shares of Common Stock  issuable upon exercise of options and 965,696.5 shares of Common Stock issuable upon exercise of warrants. See notes 10, 11, 12, 13, 14 and 15 above. The Percent of Aggregate Voting Rights excludes 407,682.6 shares of non-voting Common Stock.

Item 13.    Certain Relationships and Related Transactions.

Sale of Capital Stock

     In April 1998, pursuant to a Purchase, Joinder & Waiver Agreement, the Company issued 6.3316 shares of Class A Convertible 8% Cumulative Preferred Stock at a price of $15,793.84 per share and warrants to purchase 5,327.1 shares of Common Stock at a price of $.000001 per share to an investor. In addition, 2,248.9 shares of voting common stock and 2,248.9 shares of non-voting common stock were issued in conjunction with this sale.

     The Company believes that the transaction set forth above was made on terms no less favorable to the Company than would have been obtained from unaffiliated third parties. The Company has adopted a policy whereby all future transactions between the Company and its officers, directors and affiliates will be on terms no less favorable to the Company than could be obtained from unrelated third parties and were approved by a majority of the disinterested members of the Board of Directors.

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on
           Form 8-K.

(a)      Financial Exhibits, Financial Statement Schedule and Exhibits:

     1.  Financial Statements

     -   Report of Independent Public Accountants
     -   Consolidated Balance Sheets as of December 31, 1998 and March 31, 1998.
     - Consolidated Statements of Income for the nine months ended December 31, 1998 and for the years ended March 31, 1998 and 1997
     - Consolidated Statements of Changes in Shareholders' Equity for the nine months ended December 31, 1998 and for the years ended March 31, 1998 and 1997
     - Consolidated Statements of Cash Flows for the nine months ended December 31, 1998 and for the years ended March 31, 1998 and 1997
     -   Notes to Consolidated Financial Statements

     2.  Financial Statement Schedule

         The following schedule, for which provision is made in the applicable accounting regulations of the Securities Exchange Commission and is thereby required is filed herewith:

         Schedule II - 21st Century Telecom Group, Inc. - Consolidated Valuation and Qualifying Accounts for the nine months ended December 31, 1998 and for the years ended March 31, 1998 and 1997.

         All other schedules are omitted because they are not applicable, immaterial or the required information is included in the Consolidated Financial Statements on notes thereto.

(b) Reports on Form 8-K:

      On current Report Form 8-K, dated December 21, 1998, under "Item 8. Change in Fiscal Year," the Company announced to change the fiscal year from that used in its most recent filing with the Securities and Exchange Commission
      (SEC). The Company's new fiscal year-end is December 31.

1.       Exhibits

         Exhibits listed in the Exhibit Index are filed with this report or incorporated by reference therein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
21st Century Telecom Group, Inc.:

     We have audited the accompanying consolidated balance sheets of 21st Century Telecom Group, Inc. (the "Company") (an Illinois corporation) and subsidiaries as of December 31, 1998 and March 31, 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for the nine months ended December 31, 1998 and for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Telecom Group, Inc. and subsidiaries as of December 31, 1998 and March 31, 1998, and the results of their operations and their cash flows for the nine months ended December 31, 1998 for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

     Our audits are made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             Arthur Andersen LLP
Chicago, Illinois
February 5, 1999

                                                     21st CENTURY TELECOM GROUP, INC.
                                                       CONSOLIDATED BALANCE SHEETS



                                                                                       December 31,         March 31,
                                       ASSETS                                             1998                1998
                                       ------
                                                                                    ---------------      --------------
Current Assets
Cash and cash equivalents                                                          $     72,901,622    $    217,640,238
Accounts receivable, less allowances of $1,376 and $0, respectively                         157,082              10,359
Short term investments                                                                   98,464,936          10,000,000
Inventory                                                                                10,385,575           1,991,690
Prepaid expenses and other                                                                  598,878             168,152
                                                                                   -----------------   -----------------
    Total current assets                                                                182,508,093         229,810,439

Property, Plant and Equipment
Leasehold improvements                                                                    5,647,709           4,010,868
Other property, plant and equipment                                                      57,475,153          16,588,094
Less: accumulated depreciation                                                           (4,814,143)         (1,193,236)
                                                                                   -----------------   -----------------
    Property, plant and equipment, net                                                   58,308,719          19,405,726

Other Assets
Restricted cash collateral reserve                                                        1,796,880           1,796,880
Prepaid franchise fees                                                                    3,685,961           3,505,706
Debt issuance costs, net of amortization of $1,386,138 and $218,411, respectively         6,601,105           7,668,414
Deferred franchise costs, net of amortization of $623,681 and $489,093, respectively        350,144             463,989
Bank commitment fee, net of amortization of $78,604                                         898,302                   -
Deferred mapping and design, net of amortization of $93,071 and $58,501, respectively        44,880              79,450
Other deferred costs                                                                        149,889               2,000
                                                                                   -----------------   -----------------
    Total other assets                                                                   13,527,161          13,516,439
                                                                                   -----------------   -----------------
         Total assets                                                              $    254,343,973    $    262,732,604
                                                                                   =================   =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                   $     10,688,242    $      6,691,683
Accrued severance                                                                         1,230,000             200,000
Accrued expenses and other                                                                1,261,982           1,860,410
                                                                                   -----------------   -----------------
    Total current liabilities                                                            13,180,224           8,752,093

Noncurrent Liabilities
Debentures payable                                                                                -              28,849
Interest payable                                                                                  -              42,203
Senior discount notes, net of discount of $140,681,223 and $159,656,983, respectively   222,453,777         203,478,017
                                                                                   -----------------   -----------------
    Total noncurrent liabilities                                                        222,453,777         203,549,069
                                                                                   -----------------   -----------------
         Total liabilities                                                              235,634,001         212,301,162

Redeemable Preferred Stock
13 3/4% senior cumulative exchangeable preferred stock, $.01 par value,
     55,458.12 and 50,000 shares outstanding, respectively                               52,617,006          46,492,812
Shareholders' Equity
Class A convertible 8% cumulative preferred stock, no par value,
     1,554.8 shares outstanding                                                          24,611,966          21,751,665
Voting and non-voting common stock (no par value; issued and outstanding shares,
     3,493,965.7  at  December  31,  1998 and  3,489,467.9  at March  31,  1998;
     secondary common share warrants outstanding, 1,747,066 at December 31, 1998
     and 1,741,738.9 at March 31, 1998)                                                   7,862,836           6,974,836
Common shares to be issued (no par value; 27,429.2 shares)                                  123,432                   -
Retained deficit                                                                        (66,505,268)        (24,787,871)
                                                                                   -----------------   -----------------
    Total shareholders' equity                                                          (33,907,034)          3,938,630
                                                                                   -----------------   -----------------
         Total liabilities and shareholders' equity                                $    254,343,973    $    262,732,604
                                                                                   =================   =================


                               See accompanying Notes to the Consolidated Financial Statements.


                                                        21st CENTURY TELECOM GROUP, INC.
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          For the Year
                                                   For the Nine                          Ended March 31,
                                                   Months Ended         -----------------------------------------------
                                                 December 31, 1998               1998                      1997
                                               ---------------------    ----------------------    ---------------------
Operating revenues                             $            873,898     $             189,023     $             27,480

Operating expenses
Network operations                                        2,678,047                 2,023,310                  200,911
Sales and marketing                                       3,533,731                 2,213,723                        -
General and administrative                               12,812,019                 8,003,196                2,337,534
Depreciation and amortization                             3,876,779                 1,411,847                  170,108
                                               ---------------------    ----------------------    ---------------------

     Total operating expenses                            22,900,576                13,652,076                2,708,553
                                               ---------------------    ----------------------    ---------------------

Operating loss                                          (22,026,678)              (13,463,053)              (2,681,073)
Interest expense                                        (18,232,959)               (3,722,947)                (437,843)
Interest income                                           8,670,695                 2,373,867                  301,624
Amortization of issuance costs                           (1,199,770)                 (218,411)                       -
                                               ---------------------    ----------------------    ---------------------

Net loss                                                (32,788,712)              (15,030,544)              (2,817,292)

Preferred stock requirements                             (8,928,707)               (4,234,463)                (478,981)
                                               ---------------------    ----------------------    ---------------------

Net loss attributable to common shares         $        (41,717,419)    $         (19,265,007)    $         (3,296,273)
                                               =====================    ======================    =====================

Weighted average common
    shares outstanding                                  3,493,836.5               2,615,061.0              1,988,365.0

Basic and diluted loss per share               $             (11.94)    $               (7.37)    $              (1.66)
                                               =====================    ======================    =====================


                              See accompanying Notes to the Consolidated Financial Statements.

                                             21st CENTURY TELECOM GROUP, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              For the Year
                                                            For the Nine                     Ended March 31,
                                                            Months Ended        -------------------------------------------
                                                          December 31, 1998             1998                   1997
                                                         -------------------    -------------------    --------------------
Operating Activities
Net loss                                                 $      (32,788,712)    $      (15,030,544)    $        (2,817,292)
Adjustments to reconcile net loss to net
  cash used for operating activities:
     Depreciation and amortization                                3,876,779              1,411,847                 170,108
     Amortization of debt discount                               18,975,760              3,478,017
     Amortization of debt issuance costs                          1,199,770                218,411
     Stock compensation                                             843,789              1,004,776                  44,190
     Common stock to be issued                                      123,432                      -                       -
     Changes in operating assets and liabilities:
        Affiliate receivable and payable                                  -                      -                (372,819)
        Receivables, net                                           (146,723)               103,121                 (27,480)
        Other current assets                                     (8,982,612)            (2,299,723)             (3,365,825)
        Accounts payable                                           (274,621)             3,154,912                (331,025)
        Accrued expenses and other
            current liabilities                                     963,330                      -                 147,533
        Noncurrent assets and liabilities, net                   (1,308,343)              (121,333)               (358,156)
                                                         -------------------    -------------------    --------------------

Net Cash Used for Operating Activities                          (17,518,151)            (8,080,516)             (6,910,766)
                                                         -------------------    -------------------    --------------------

Investing Activities
Purchase of held-to-maturity securities                         (88,464,936)           (10,000,000)                      -
Purchase of subscribers from affiliate                                    -                      -              (3,381,300)
Capital expenditures                                            (38,305,421)           (15,665,047)               (246,863)
                                                         -------------------    -------------------    --------------------

Net Cash Used for Investing Activities                         (126,770,357)           (25,665,047)             (3,628,163)
                                                         -------------------    -------------------    --------------------

Financing Activities
Payable to bank                                                    (419,068)               419,068                       -
Proceeds from senior discount notes                                       -            200,000,000                       -
Issuance costs related to senior discount notes                            -             (7,886,825)                      -
Proceeds from issuance of exchangeable preferred
     stock, net of issuance costs                                         -             48,025,236                       -
Cash paid for letters of credit                                           -                      -              (1,796,880)
Proceeds from (payments on) debentures                             (131,040)                     -                 153,660
Proceeds from issuance of class A preferred stock,
     net of issuance costs                                          100,000              2,597,380              20,267,604
Issuance of common stock                                                  -                      -                 144,531
                                                         -------------------    -------------------    --------------------

Net Cash Provided by (Used For) Financing Activities               (450,108)           243,154,859              18,768,915
                                                         -------------------    -------------------    --------------------

Increase (Decrease) in Cash and Cash Equivalents               (144,738,616)           209,409,296               8,229,986
Cash and Cash Equivalents at Beginning of Period                217,640,238              8,230,942                     956
                                                         -------------------    -------------------    --------------------

Cash and Cash Equivalents at End of Period               $       72,901,622     $      217,640,238     $         8,230,942
                                                         ===================    ===================    ====================


                                   See accompanying Notes to the Consolidated Financial Statements.


                                                          21ST CENTURY TELECOM GROUP, INC.
                                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                                          Common       Class A
                                                                        Shares to     Preferred     Retained       Unearned
                                             Total       Common Stock   be Issued       Stock        Deficit     Compensation
                                         -------------  -------------  -----------  ------------  -------------  ------------
Balances, March 31, 1996                 $ (1,744,556)   $    488,001   $           $              $(2,226,557)   $  (6,000)
Net loss                                   (2,817,292)                                              (2,817,292)
Stock issuances                             1,421,281       1,421,281
Accrued preferred stock dividends            (280,795)                                                (280,795)
Class A preferred stock proceeds
  allocated to related common share
  warrants                                  4,324,549       4,324,549
Class A preferred stock issuance
  costs allocated to related common
  share warrants                             (286,927)       (286,927)
Preferred stock accretion                    (198,186)                                                (198,186)
Amortization of unearned
  compensation                                  2,889                                                                 2,889
Related party purchase, in excess
  of cost                                  (3,381,300)     (3,381,300)
                                         -------------  -------------  -----------  ------------  ------------- -------------
Balances, March 31, 1997                   (2,960,337)      2,565,604                               (5,522,830)      (3,111)
Net loss                                  (15,030,544)                                             (15,030,544)
Reclassification of  Class A preferred
  stock to permanent equity                16,794,963                                 16,794,963
Stock issuances                             2,597,380                                  2,597,380
Exchange of initial and debt warrants
  for voting  and non voting common
  shares
Accrued preferred stock dividends            (973,958)                                 1,872,892    (2,846,850)
Preferred stock accretion                     (87,014)                                 1,300,633    (1,387,647)
Class A preferred stock proceeds
  allocated to related common share
  warrants                                                    825,037                   (825,037)
Class A preferred stock issuance
  costs allocated to related common
  share warrants                                              (10,834)                    10,834
Exchangeable Preferred Stock
  proceeds allocated to related
  common shares warrants                    2,700,000       2,700,000
Exchangeable Preferred stock
  issuance costs allocated to related
  common share warrants                     (106,636)        (106,636)
Stock option accrual                         972,865          972,865
Stock compensation                            28,800           28,800
Amortization of unearned
  compensation                                 3,111                                                                  3,111
                                         -------------  -------------  -----------  ------------  ------------- -------------
Balances, March 31, 1998                   3,938,630        6,974,836                 21,751,665   (24,787,871)
Net loss                                 (32,788,712)                                              (32,788,712)
Stock issuances                              223,432           44,211     123,432         55,789
Accrued preferred stock dividends         (5,437,332)                                  1,620,938    (7,058,270)
Preferred stock accretion                   (686,841)                                  1,183,574    (1,870,415)
Stock options                                843,789          843,789
                                         -------------  -------------  -----------  ------------  ------------- -------------
Balances, December 31, 1998              $(33,907,034)   $  7,862,836   $ 123,432   $ 24,611,966  $(66,505,268)      $ -
                                         =============  =============  ===========  ============  ============= =============


                                                            Common        Common      Class A
                                                           Shares to      Share      Preferred
                                         Common Shares     be Issued      Warrants     Shares
                                         --------------  ------------  -----------  -----------
Balances, March 31, 1996                   1,683,000.0
Net loss
Stock issuances                              691,343.6
Accrued preferred stock dividends
Class A preferred stock proceeds
  allocated to related common share
  warrants                                                             1,161,307.6
Class A preferred stock issuance
  costs allocated to related common
  share warrants
Preferred stock accretion
Amortization of unearned
  compensation
Related party purchase, in excess
  of cost
                                         --------------  ------------  -----------  -----------
Balances, March 31, 1997                   2,374,343.6                 1,161,307.6
Net loss
Reclassification of  Class A preferred
  stock to permanent equity                                                            1,380.3
Stock issuances                                                                          168.2
Exchange of initial and debt warrants
  for voting  and non voting common
  shares                                   1,100,724.4
Accrued preferred stock dividends
Preferred stock accretion
Class A preferred stock proceeds
  allocated to related common share
  warrants                                                               141,561.3
Class A preferred stock issuance
  costs allocated to related common
  share warrants
Exchangeable Preferred Stock
  proceeds allocated to related
  common shares warrants                                                 438,870
Exchangeable Preferred stock
  issuance costs allocated to related
  common share warrants
Stock option accrual
Stock compensation                            14,399.9
Amortization of unearned
  compensation
                                         --------------  ------------  -----------  -----------
Balances, March 31, 1998                   3,489,467.9                 1,741,738.9     1,548.5
Net loss
Stock issuances                                4,497.8      27,429.2       5,327.1         6.3
Accrued preferred stock dividends
Preferred stock accretion
Stock options
                                         --------------  ------------  -----------  -----------
Balances, December 31, 1998                3,493,965.7      27,429.2   1,747,066.0     1,554.8
                                         ==============  ============  ===========  ===========


                        21st CENTURY TELECOM GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of  Significant Accounting Policies

   Basis of Consolidation and Presentation

     21st Century Telecom Group, Inc. ("21st Century" or the "Company") is a Chicago-based company incorporated in October 1992. 21st Century is an integrated, facilities-based communications company, which seeks to be the first provider of bundled voice, video and high-speed Internet and data services in selected midwestern markets beginning with Chicago's Area 1. At December 31, 1998, management believes the Company operates in only one reportable segment. The City of Chicago has awarded the Company a 15-year renewable franchise for Area 1. Area 1 stretches more than 16 miles along Chicago's densely populated lakefront skyline including the nation's second largest business and financial district.

         The Company's accounting and reporting principles conform to generally accepted accounting principles. The consolidated financial statements include two wholly-owned subsidiaries. There have been no significant intercompany transactions or activities within or between these subsidiaries through December 31, 1998. On December 21, 1998 the Company changed its fiscal year end from March 31 to December 31.

   Cash and Cash Equivalents

     Cash and cash equivalents at December 31,1998 and March 31, 1998, consist of cash on hand at certain banks, as well as investments with maturities of 90 days or less. The investments are stated at cost, which approximates market value. All investments were purchased in accordance with debt restrictions.

   Receivables

     Receivables are reflected at their net realizable value.

   Short Term Investments

     Short term investments are held to maturity and are stated at cost which approximates market value. At December 31, 1998 and March 31, 1998, short term investments consisted of time deposit accounts, certificates of deposit and money market deposits, with fixed rates of interest all with maturities of less than one year. These investments were purchased in accordance with debt restrictions.

     Inventories

     Inventory consists primarily of converters, modems and materials that will be requisitioned for use in constructing the Company's network and is stated at the lower of cost (principally the first-in, first-out method) or market.

   Property, Plant and Equipment

     Property, plant and equipment are stated at cost including labor and overhead expenses associated with construction. Cost includes capitalized interest on funds borrowed to finance construction. Capitalized interest for the nine months ended December 31, 1998 was $780,680. Depreciation on property, plant and equipment was computed by applying the straight-line method over the estimated service lives for depreciable plant and equipment. Repairs of all property, plant and equipment and minor replacements and renewals are charged to expense as incurred. Major replacements and betterments are capitalized. Leasehold improvements were depreciated on a straight-line basis over the term of the lease, fifteen years. The Company began to depreciate leasehold improvements in September 1997.

     The lives of depreciable property, plant and equipment range from 3 to 15 years. Effective July 1, 1998, the estimated service lives for hub sites and outside plant were changed from 7 to 13 years. In addition, the estimated service lives for certain software and furniture and fixtures were changed from 5 to 7 years. These changes were made to correspond to industry norms for these types of assets. These changes in depreciable lives resulted in a reduction of depreciation expense of approximately $1,200,000.

   Deferred Franchise Costs

     The Company has deferred franchise costs, including legal costs, associated with obtaining the franchises from the City of Chicago and the Village of Skokie. Deferred franchise costs are being amortized over five years.

   Deferred Mapping and Design Costs

     The Company has deferred certain mapping and design costs associated with strand mapping the Area 1 region within the City of Chicago. Deferred mapping and design costs are being amortized over three years.

   Debt Issuance Costs

     Costs  associated  with the issuance of the Company's debt  securities (see
Note 5) have been capitalized and are being amortized using the effective interest rate method.

   Advertising Costs

     The Company expenses the cost of advertising as incurred. Advertising expense for the nine months ended December 31, 1998 was $1,270,592. The Company did not incur significant advertising costs prior to April 1, 1998.

   Revenue Recognition

     The Company recognizes voice, video, Internet and data revenues as services are provided to subscribers.

   Accounting for Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. However, it continues to recognize compensation cost based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See
Note 9 for the disclosures required by SFAS No. 123.

   Earnings Per Share

     Basic per share amounts were based on weighted average common shares outstanding, excluding common stock equivalents, of 3,493,836.5, 2,615,061.0 and 1,988,365.0 for the nine months ended December 31, 1998 and for the twelve months ended March 31, 1998 and 1997, respectively. Given the anti-dilutive effect of including common stock equivalents in the calculation, diluted earnings per share amounts are not presented.

     At December 31, 1998, common stock equivalents included: (1) 1,308,196 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 438,870 common share warrants related to 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, (4) 575,766.8 vested employee stock options, and (5) 18,994.7 common share warrants issued to a financial advisor. The net loss attributable to common shares on which the basic earning per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

     At March 31, 1998, these common stock  equivalents  included the following:
(1) 1,302,868.9 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 438,870 common share warrants related to 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, (4) 287,829.9 employee vested stock options, and (5) 18,994.7 common share warrants issued to a financial advisor. The net loss attributable to common shares on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

     At March 31, 1997, these common stock  equivalents  included the following:
(1) 1,161,307.6 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 1,000,966.8 shares of voting and non-voting common stock which replaced the initial and debt warrants associated with the Class A Convertible 8% Cumulative Preferred Stock as discussed in Note 9, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, and (4) 18,994.7 stock warrants issued to a financial advisor.

   Cash Flow Information

     For the nine months ended December 31, 1998 and for the years ended March 31, 1998 and 1997, the Company has not paid any income taxes. For the nine months ended December 31, 1998 and for the years ended March 31, 1998 and 1997, the Company paid $131,040, $193,922 and $274,993, respectively, in interest.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Long-Lived Assets

     The Company periodically reviews the values assigned to long-lived assets such as property, plant and equipment and identifiable intangibles to determine whether any impairments are other than temporary. If the impairment is permanent, a loss is recognized. No impairment losses have been recognized by the Company.

   Disclosure of Fair Value of Financial Instruments

     The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, short term investments, accounts payable and other current liabilities approximates fair value because of the short-term maturity of these financial instruments. The carrying amount reported in the balance sheets for the 12 1/4% Senior Discount Notes approximates fair value.

   Reclassifications

     Certain prior year balances have been reclassified to conform with the current year presentation.

2.       Property, Plant and Equipment

      The components of property, plant and equipment follow:

                                                     December 31,            March 31,             Estimated life
                                                         1998                  1998                   (years)
                                                   ------------------    ------------------       -----------------
Transmission and distribution systems                   $40,831,723           $14,994,770             3 - 13
Leasehold improvements                                    5,647,709             4,010,868               15
Other equipment                                           5,272,864               641,825             3 - 7
Furniture and fixtures                                      727,522               403,702             3 - 7
Construction in progress                                 10,643,044               547,797              N/A
                                                   ------------------    ------------------

Property, plant and equipment, at cost                   63,122,862            20,598,962
      Less: accumulated depreciation                     (4,814,143)           (1,193,236)
                                                   ------------------    ------------------

Net property, plant and equipment                       $58,308,719           $19,405,726
                                                   ==================    ==================



       Depreciation expense charged to operations for the nine months ended December 31, 1998 and for the years ended March 31, 1998 and 1997 was $3,629,017, $1,186,302 and $6,934, respectively.

3.   Prepaid Franchise Fees

       The Company was required to prepay $3,000,000 of franchise fees within 120 days of being awarded the franchise by the City of Chicago. In accordance with the franchise agreement, the prepaid franchise fees earn interest for the period outstanding at a rate equal to the Company's cost of borrowed funds. The borrowing rate of the Company, at the time of the prepayment, was 10%. The interest accrued on the prepaid franchise fees for the nine months ended December 31, 1998 and for the years ended March 31, 1998 and 1997 amounted to $226,027, $299,994, and $216,575, respectively. These prepaid franchise fees are reduced as revenues are billed to customers.

4.   Related Party Transactions

     The Company was related through some common ownership and common management to 21st Century Technology Group, Inc. ("Technology").

       In January 1997, the Company paid approximately $459,000 of accrued legal fees to one of its directors, either individually or to entities controlled by him, for legal services rendered by him to the Company in connection with the Company's cable service offering and its obtaining the Chicago franchise.

5.   Debt

     A summary of debt outstanding at December 31, 1998 and March 31, 1998, is as follows:



                                                                             December 31,           March 31,
                                                                                 1998                  1998
                                                                          -------------------   -------------------
     Convertible Subordinated Debentures, Series 1, 25%, due 1998         $              -           $      52,702
     Convertible Subordinated Debentures, Series 2, 25%, due 1999                     28,849                28,849
     12 1/4% Senior Discount Notes Due 2008                                        222,453,777          203,478,017
                                                                          -------------------   -------------------

          Total                                                           $      222,482,626         $ 203,559,568
                                                                          ===================   ===================


   Convertible Subordinated Debentures

     Prior to February 1, 1997, all subordinated debentures were convertible to common stock based on a conversion ratio of $2 to 1 share of common stock.

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

     Total debenture conversions to common stock for Series 1 through 5 convertible debentures resulted in the issuance of 616,280 additional shares of common stock between April 1996 and January 1997. (See Note 8 for conversion effects on common shares outstanding.) Subsequent to January 31, 1997, these debentures were no longer convertible.

     During the three months ended September 30, 1998, the convertible subordinated debentures, Series 1, at 25% interest, due 1998 in the amount of $52,702 plus accrued interest was paid. In addition, the convertible subordinated debentures, Series 2, at 25% interest, due 1999 in the amount of $28,849 was reclassed from long term debt to short term debt and is included in accrued expenses and other in the Consolidated Balance Sheet at December 31, 1998.

   12 1/4% Senior Discount Notes Due 2008

     On February 9, 1998, the Company issued $363,135,000 of 12 1/4% Senior Discount Notes due 2008 (the "Notes"). The proceeds from the issue were $200,000,000 which represent a yield to maturity on the Notes of 12 1/4% (computed on a semi-annual bond equivalent basis). The discount and issuance costs are being amortized through February 15, 2003 using the effective interest rate method. Thereafter, cash interest accrues until the notes mature in 2008. For the nine months ended December 31, 1998 and for the year ended March 31, 1998, the amortized discount totaled $18,975,760 and $3,478,017, respectively. Issuance costs for the transaction totaled $7,886,825. The amount of amortization recognized for the nine months ended December 31, 1998 and the year ended March 31, 1998 was $1,199,770 and $218,411, respectively. The notes are unsecured obligations.

     The notes are redeemable at the Company's option in whole or part, on February 15, 2003, 2004 and 2005, at a redemption price of 106.1250, 104.0833 and 102.0417, respectively and at the principal amount thereafter. In addition, the Company has the right to redeem up to 1/3 of the Notes with the proceeds of an initial public offering. The redemption price would also include accrued interest earned through the date of redemption.

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

     The Notes include certain restrictive covenants relating to, among other things, limitations on additional indebtedness, payment of dividends, investment options, asset sales, liens on assets and mergers and consolidations. The Company is in compliance with the covenants at December 31, 1998.

   Bank Revolving Credit Facility

     On August 5, 1998, the Company entered into a revolving credit facility with a number of banks for an aggregate amount of $40,000,000. As of December 31, 1998, no borrowings have been made under this facility. In connection with the initiation of its bank revolving credit facility, as of December 31, 1998, the Company incurred $976,906 in bank commitment fees and other related costs which are being amortized on a straight-line basis over its five year term.

     The credit facility contains general and financial covenants that place certain restrictions on the Company. On October 30, 1998, the Company entered into Amendment No. 1 to its bank revolving credit facility which adjusted certain operating covenants. The Company is limited with respect to: the incurrence of certain liens; the sale of assets under certain circumstances; permitting any subsidiary distribution restrictions; certain consolidations; mergers and transfers; and the use of loan proceeds.

6.   Class A Convertible 8% Cumulative Preferred Stock

                                          Preferred
                                           Shares          Amount
                                         ------------  ----------------

          March 31, 1996                          --               --
          January 30, 1997
               Proceeds                      1,380.3      $17,475,451
               Issuance costs                     --       (1,159,469)
               Accrued dividends                  --          280,795
               Accretion                          --          198,186
                                         ------------  ----------------
          March 31, 1997                     1,380.3       16,794,963
          September 23, 1997
               Proceeds                         63.3          819,439
               Issuance costs                      --         (49,166)
          November 20, 1997
               Proceeds                          9.5          121,842
          January 20, 1998
               Proceeds                         95.4          891,062
               Accrued dividends                            1,872,892
               Accretion                                    1,300,633
                                         ------------  ----------------
          March 31, 1998                     1,548.5       21,751,665
               Stock issuance                    6.3           55,789
               Accrued dividends                  --        1,620,938
               Accretion                          --        1,183,574
                                         ============  ================
          December 31, 1998                  1,554.8      $24,611,966
                                         ============  ================

     On January 30, 1997 several investors contracted with the Company to purchase 1,380.3 shares of the Company's Class A Convertible 8% Cumulative Preferred Stock and initial, secondary and debt warrants for a purchase price of $15,793.84 per share, totaling $21.8 million. A portion of the initial purchase price was allocated to the common share warrants. The allocation was based on the market value of the common stock at the date of the sale of the Class A Convertible 8% Cumulative Preferred Stock and the number of related secondary warrants, initial warrants and debt warrants associated with such preferred stock. The fair market value of the common stock at the date of the sale was estimated to be $2 per share. The number of secondary warrants associated with the initial purchase amounted to 1,161,307.6. The number of initial and debt warrants associated with the initial purchase was based on the number of voting and non-voting common shares that these warrants were replaced with as a result of a subsequent amendment to the related stock purchase agreement as discussed below. These initial and debt warrants were replaced with 1,000,966.8 shares of voting and non-voting common stock. This allocation resulted in $4,324,549 and $17,475,451 being recorded as common stock and redeemable preferred stock, respectively, at March 31, 1997. Issuance costs of $1,446,396 were incurred in conjunction with the sale of the Class A Convertible 8% Cumulative Preferred Stock. These issuance costs were allocated between the Class A Convertible 8% Cumulative Preferred Stock and the related warrants based on the relative portions of the proceeds allocated to each. The carrying value of the Class A

Convertible 8% Cumulative Preferred Stock is being accreted to its redemption value (using the effective interest method) over the four year period from the date of the original preferred stock purchase agreement to the date the stock becomes mandatorily redeemable under the original agreement or the date at which the Class A preferred shareholders can compel sale of the Company under the amended agreement, both dates being January 30, 2001. The Class A convertible 8% Cumulative Preferred Stock is recorded on the balance sheet at the allocated portion of the purchase price paid by investors, less the allocated portion of the issuance costs, plus accrued and unpaid preferred stock dividends, plus accretion. At March 31, 1997, certain of the provisions of the agreement were as follows:

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

     - "Initial Warrants" were granted to the investors who may increase their ownership percentage up to another 12%. These warrants expire on May 31, 2008. The warrants are exercisable at $.000001 per share of common stock only if the Company does not meet certain pre-established performance indicators. The Company had until May 31, 1998 to meet these performance indicators.

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

     In addition, the holders of the Class A preferred stock are collectively in a position to control the taking of many significant corporate actions by the Company, including the making of any significant capital commitments, the incurrence of any significant indebtedness, merger and the payment of dividends on the common stock, pursuant to agreements which provide that prior to taking such actions, the Company will need to obtain the approval of the nominees to the Board of Directors of the holders of the Class A preferred stock. These rights have been modified by the covenants related to the 12 1/4% Senior Discount Notes (see Note 5).

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

     On September 23, November 20, 1997 and January 20, 1998, several investors contracted with the Company to purchase 63.3, 9.5 and 95.4 shares, respectively, of the Company's Class A Convertible 8% Cumulative Preferred Stock and initial, secondary and debt warrants for a purchase price of $15,793.84 per share, totaling approximately $2.6 million. A portion of the initial purchase price was allocated to the common share warrants. The allocation was based on the market value of the common stock at the date of the sale of the Class A Convertible 8% Cumulative Preferred Stock and the number of related secondary, initial and debt warrants associated with such preferred stock. The fair market value of the common stock at the date of the sale was estimated to be $2 per share for the September 23 and November 20, 1997 sales and $4.50 per share for the January 20, 1998 sale. The number of secondary warrants associated with the three purchases amounted to 53,271, 7,990, and 80,300, respectively. The number of initial and debt warrants associated with the three purchases was based on the number of voting and non-voting common shares that these warrants were replaced with as a result of the amendment to the related stock purchase agreement as discussed above. These initial and debt warrants were replaced with 37,009, 6,089 and 56,660 shares of voting and non-voting common stock, respectively. This allocation resulted in $180,561, $28,158 and $616,318 being recorded as common stock on the three sales dates, respectively and $819,439, $121,842 and $891,062 being recorded as Class A preferred stock on the three sales dates, respectively. Issuance costs of $60,000 were incurred in conjunction with the sale of the Class A Convertible 8% Cumulative Preferred Stock on September 23, 1997. These issuance costs were allocated between the Class A Convertible 8% Cumulative Preferred Stock and the related warrants based on the relative portions of the proceeds allocated to each. The purchases were based on the same terms as those previously mentioned for the $21.8 million preferred stock issuance.

     In April 1998, pursuant to a Purchase, Joinder & Waiver Agreement, the Company agreed to issue 6.3316 shares of Class A Convertible 8% Cumulative Preferred Stock at a price of $15,793.84 per share and warrants to purchase 5,327.1 shares of Common Stock at a price of $.000001 per share to an investor.

7.       13 3/4 %  Senior Cumulative Exchangeable Preferred Stock

                                        Preferred
                                         Shares             Amount
                                       ------------    -----------------

          February 9, 1998
               Proceeds                     50,000          $47,300,000
               Issuance costs                   --           (1,868,126)
          Accrued dividends                     --              973,924
          Accretion                             --               87,014
                                       ------------    -----------------

          March 31, 1998                    50,000           46,492,812
          Accrued dividends                     --            5,437,353
          Accretion                             --              686,841
          Stock dividends                 5,458.12                   --
                                       ------------    -----------------

          December 31, 1998              55,458.12          $52,617,006
                                       ============    =================

     On February 9, 1998, 50,000 shares of 13 3/4% Senior Cumulative Exchangeable Preferred Stock Due 2010 and related common share warrants were issued. The net proceeds received were $48,025,236. The Exchangeable Preferred Stock will rank senior to all other classes of equity securities of the Company.

     The value of the 438,870 common stock warrants issued, $2,605,000, has been allocated to common shareholders' equity, (see Note 8).

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

     On or prior to February 15, 2001, the Company may redeem in whole but not in part, the outstanding Exchangeable Preferred Stock at a redemption price of 113 3/4% of the liquidation preference ($1,000 per share) plus accumulated unpaid dividends to date of redemption with the net proceeds of an Equity Offering. An equity offering means either (a) an underwritten primary public offering of common stock of the Company pursuant to an effective registration statement under the Securities Act or (b) a primary offering of capital stock (other than disqualified stock) of the Company to one or more persons primarily engaged in a related business. On February 15, 2003, 2004, 2005 and 2006 (and thereafter), at a redemption price of 106.8750%, 104.5833%,102.2917% and 100%, respectively, of the liquidation preference ($1,000 per share) plus accumulated unpaid dividends, the Exchangeable Preferred Stock may be redeemed in whole, or in part, at the Company's option. On February 15, 2010, the Exchangeable Preferred Stock is mandatorily redeemable.

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


     On May 15, August 17 and November 16, 1998, the Company issued 1,833.3, 1,781.8 and 1,843.02, respectively, of additional shares of Exchangeable Preferred Stock as the quarterly dividends on the 13 3/4 % Senior Cumulative Exchangeable Preferred Stock Due 2010.

     The restrictive covenants related to the Exchangeable Preferred Stock are similar to those indicated for the 12 1/4% Senior Debenture Notes as discussed in Note 5. The Company is in compliance with these covenants at December 31, 1998.

8.   Common Shares

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

     At December 31, 1998 and March 31, 1998, the Company had 50,000,000 shares of no par common stock authorized, of which 3,493,965.7 and 3,489,467.9 are issued and outstanding, respectively.

     Changes in the Company's common shares and related amounts during the nine months ended December 31, 1998 and the years ended March 31, 1998 and 1997, are as follows:
                                           Common
                                           Shares              Amount
                                      -----------------   -----------------
               March 31, 1996              1,683,000.0         $  488,001
          April 28, 1996                      84,490.0            168,980
          May 17, 1996                       146,540.0            293,080
          November 14, 1996                  115,410.0            230,820
          January, 1997                             --         (3,381,300)
          January 28, 1997                    75,063.6            188,721
          January 30, 1997                          --          4,037,622
          January 31, 1997                   269,840.0            539,680
                                      -----------------   -----------------

               March 31, 1997              2,374,343.6          2,565,604

          September 23, 1997                        --            169,727
          November 20, 1997                         --             28,158
          January 20, 1998                 1,100,724.4                 --
          January 20, 1998                          --            616,318
          February 9, 1998                          --          2,593,364
          February 9, 1998                    14,399.9             28,800
          Compensation expense
            related to stock
            option plan                             --            972,865
                                     -----------------   -----------------
               March 31, 1998              3,489,467.9          6,974,836

          April 14, 1998                       4,497.8             44,211
          Compensation expense
            related to stock
            option plan                          --               843,789
                                      -----------------   -----------------
               December 31, 1998           3,493,965.7        $ 7,862,836
                                      =================   =================

     In January 1997, the Company purchased Technology's Area 1 subscriber base and related equipment for $3,381,300. As this is considered to be a related party transaction, the Company could only capitalize Technology's book value of the purchased subscribers and the related equipment. As Technology's book value was zero at the time of purchase, the entire purchase price is shown as a reduction to shareholders' equity and is included in voting and non-voting common stock on the Consolidated Balance Sheets.

     As discussed in Note 6, portions of the proceeds and issuance costs associated with the September 23 and November 20, 1997 and January 20, 1998 sales of Class A Convertible 8% Cumulative Preferred Stock were allocated to the related common share warrants. These allocations resulted in net amounts of $169,727, $28,158 and $616,318 being recorded as common equity on September 23 and November 20, 1997 and January 20, 1998, respectively, (see Note 6 for additional discussion related to the allocation of the proceeds and issuance costs). Certain of the common stock warrants were replaced with voting and non-voting common stock. These shares were reflected as outstanding on January 20, 1998.

     On January 20, 1998, as a result of the amended Class A Convertible 8% Cumulative Preferred Stock purchase agreement (formally ratified in January 1998 and discussed in Note 6) 550,362.2 voting and 550,362.2 non-voting shares were effectively issued. These shares replaced the initial and debt warrants associated with the Class A Preferred Stock. The value associated with these warrants was recorded on the related purchase dates of the Preferred Stock:
January 30, September 23, and November 20, 1997, and January 20, 1998.

     On February 9, 1998, certain Company officers received common shares as part of their compensation. Total shares issued were 14,399.9 at $2 per share. Also on February 9, 1998, as discussed in Note 7, portions of the proceeds and issuance costs from the sale of 13 3/4% Exchangeable Preferred Stock were allocated to the related common share warrants.

     In April 1998, pursuant to a Purchase, Joinder & Waiver Agreement, the Company issued 2,248.9 shares of voting common stock and 2,248.9 shares of non-voting common stock and warrants to purchase 5,327.1 shares of Common Stock at a price of $.000001 per share to an investor.

     On December 31, 1998, the Company entered into an agreement with Glen Milligan, a Director of the Company and Chairman of the Company's Board of Directors, whereby the Company will issue 27,429.2 common shares to Mr. Milligan over a period of three years, beginning August 21, 1999, or such other number of shares as is necessary to provide Mr. Milligan with .261% of the Company's common stock outstanding at August 21 of each year for the next three years. These shares have been reflected on the Consolidated Balance Sheet at December 31, 1998 as common shares to be issued.

9.   Stock Based Compensation Plans

     Effective January 30, 1997, the Company established a common stock option plan. No options were granted under the plan until October 14, 1997. Options to purchase 728,667.8 shares of the Company's stock were originally granted under the plan of which 591,324 were outstanding as of December 31, 1998. Options vest over 48 months from the date of employment and expire after ten years. Options vested under this plan as of December 31, 1998 totaled 367,521.1. During the nine months ended December 31, 1998, an executive participant in this plan separated from the Company. This executive was originally granted 91,083.5 shares of which 54,083.5 shares were forfeited as of December 31, 1998.

     Effective April 14, 1998, the Company established three new additional stock option plans: the Executive Plan, the Key Management Plan, and the Employee Plan.

     Under the Executive Plan, 331,200 options are available for grant to two executive officers of the Company. As of December 31, 1998, all 331,200 shares available under the Executive Plan were awarded. Effective March 6, 1998, 278,200 options were awarded to an executive officer. The exercise price of the 278,200 shares was established at $1.12 per share which is less than the $4.50 per share fair market value determined by the Board of Directors. One half of the 278,200 options awarded on March 6, 1998 or 139,100 shares vested immediately and a total of $470,158 was recorded as compensation expense as a result of the vesting of the 139,100 options. On April 14, 1998, an executive officer was awarded 53,000 options under the Executive Plan at an exercise price of $4.50 per share, which was determined by the Board of Directors to be the fair market value of the underlying common stock at the time of grant. All remaining options vest over 48 months from the date of employment and expire after ten years. At December 31, 1998, 185,745.7 options were vested under the Executive Plan.

     Under the Key Management Plan and the Employee Plan, 150,000 and 50,000 options, respectively, were available for grant. As of December 31, 1998, a total of 137,500 options were granted under the Key Management Plan, 22,500 of which vested immediately. A total of 25,925 options were granted under the Employee Plan. The exercise price of options under both plans, which was determined by the Board of Directors to be the fair market value of the underlying common stock at the time of grant, is $4.50 per share. All remaining options under these plans vest over four years beginning July 1, 1999 and expire 10 years from date of grant.

     The Company accounts for the plans under APB Opinion No. 25, under which $843,789 and $972,865 of compensation expense was recognized for the nine months ended December 31, 1998 and for the year ended March 31, 1998, respectively, relating to stock option awards to employees. Had compensation cost for such stock option awards under the plan been determined consistent with SFAS No. 123, the Company's net loss, net loss attributable to common shares and basic and diluted loss per share would have been increased to the following pro forma amounts:



                                           Nine Months Ended           Twelve Months Ended
                                           December 31, 1998              March 31, 1998
                                        ------------------------    ---------------------------
Net loss                 As reported          ($32,788,712)                ($15,030,544)
                         Pro forma            ($33,001,845)                ($15,102,676)

Net loss attributable    As reported          ($41,717,419)                ($19,265,007)
   to common shares      Pro forma            ($42,930,552)                ($19,337,139)

Basic and diluted        As Reported               ($11.94)                      ($7.37)
   loss per share        Pro forma                 ($12.00)                      ($7.39)


     A summary of the status of the Company's stock option plans for the nine months ended December 31, 1998 and the twelve months ended March 31, 1998 and changes during the respective periods is presented in the table and narrative below:



                                         Nine Months Ended            Twelve Months Ended
                                           December 31, 1998              March 31, 1998
                                      ------------------------      ------------------------
                                       Shares       Wtd Avg          Shares         Wtd Avg
                                       (000)        Ex Price         (000)         Ex Price
Outstanding at beginning of year         692.3         1.12
Granted                                  493.8         2.60             728.7         1.12
Exercised
Forfeited                                100.9         1.12              36.4         1.12
Expired
Canceled                                ______                         ______
Outstanding at end of year             1,085.2         1.79             692.3         1.12

Exercisable end of year                  575.8                          287.8
Weighted average fair value of
   options granted                                     2.99                           3.91



     The 493,825 options granted in the nine months ended December 31, 1998 have an exercise price between $1.12 and $4.50 with a weighted average exercise price of $1.79 and a weighted average remaining contractual life of 8.75 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the option grants in the nine months ended December 31, 1998: risk-free interest rate of 5.51 percent; expected dividend yields of 0 percent; expected life of 10 years; and expected volatility of 0 percent.

10.  Income Taxes

     The  Company  uses an asset and  liability  approach  to account for income taxes. Deferred income taxes (credit) reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with Statement of Financial Accounting Standards
(FAS) No. 109, "Accounting for Income Taxes." The temporary differences and net operating loss carryforward, which give rise to deferred tax assets at December 31, 1998 and March 31, 1998, are as follows:


                                          December 31, 1998      March 31, 1998
                                              Deferred Tax        Deferred Tax
                                          Asset/(Liability)    Asset/(Liability)
                                          -----------------    -----------------
   Employee related                            $ 1,235,194          $  463,584
   Property, plant and equipment
     depreciation expense                       (2,072,079)           (588,411)
   Accretion of discount on senior
     discount notes                              8,876,819           1,374,974
   Amortization of debt issuance costs
     related to senior discount notes              275,091              43,297
   Other                                            67,016                  --
   Net operating loss carryforward              12,330,877           6,619,846
   Valuation allowance                         (20,712,918)         (7,913,290)
                                             ---------------        -----------
                                               $        --         $        --
                                             ===============       ============

The provision (credit) for income taxes is summarized as follows:

                                 For the nine
                                 months ended      Year Ended      Year Ended
                               December 31, 1998  March 31, 1998  March 31, 1997
Current income tax expense
     Federal                           $    --         $    --          $   --
     State                                  --              --              --
Deferred income tax expense
     Federal                        (11,435,581)    (4,850,473)        (896,666)
     State                           (2,345,790)    (1,092,854)        (202,026)
                                  --------------  --------------   -------------
                                    (13,781,371)     (5,943,327)     (1,098,692)
Valuation allowance                  13,781,371       5,943,327       1,098,692
                                  --------------  --------------   -------------

                                       $    --         $    --          $   --
                                  ==============  ==============   =============


     The income tax provision (credit) differs from amounts at the statutory federal income tax rate as follows:


                                            For the nine
                                            months ended        Year Ended         Year Ended
                                         December 31, 1998    March 31, 1998     March 31, 1997
                                         -----------------    ---------------    --------------
     Income tax provision (credit) at
        statutory rate                     $ (11,476,049)        $ (5,260,690)      $ (986,052)
     Meals and entertainment                      15,338               14,993           19,210
     Disallowed portion of original
        issue discount on senior                                        5,799              --
        discount notes                            33,570
     State income taxes                       (2,354,230)            (703,429)        (131,850)
     Valuation allowance                      13,781,371            5,943,327        1,098,692
                                         -----------------     --------------    ---------------
     Income tax provision (credit) as
        reported                           $       --            $     --           $      --
                                         =================     ==============    ===============


     At December 31, 1998, the Company had cumulative tax net operating loss carryforwards aggregating approximately $31,060,000 expiring between 2008 and 2019. At December 31, 1998, the Company had recorded a valuation allowance related to its net deferred tax assets aggregating approximately $20,713,000.

11.      Commitments And Contingencies

   Litigation

     The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the results of operations, financial position or cash flow of the Company.

   Operating Leases and Other

     The Company obtained two letters of credit totaling $1,796,880. The first letter, for $500,000, was obtained as part of the Chicago franchise agreement mentioned earlier. The second letter is for the benefit of the Merchandise Mart totaling $1,296,880 and was obtained in place of a security deposit related to the Merchandise Mart lease. These letters of credit are fully collateralized by cash, which is reflected as a restricted cash collateral reserve on the balance sheet. The Company invests the cash in commercial paper which matures daily. For the nine months ended December 31, 1998 and for the years ended March 31, 1998 and 1997, the commercial paper investments had earned $71,920, $95,505 and $11,411, respectively, in interest income.

     The Company entered into a 15-year lease, dated January 31, 1997 (the "Apparel Lease") for its headquarters and NOC. The Apparel Lease initially covered 32,422 square feet, and was increased on July 1, 1998 to cover 40,397 square feet.

     As of December 31, 1998, the aggregate minimum rental commitments under this and other lease agreements were as follows:

          1999                  $1,509,497
          2000                   1,569,007
          2001                   1,568,549
          2002                   1,426,606
          2003                   1,369,391
          Thereafter            10,757,262
                               -----------
               Total           $18,200,312

     Rent expense under operating leases was $1,499,097, $662,753 and $55,152 for the nine months ended December 31, 1998 and for the years ended March 31, 1998 and 1997 respectively.

     In March 1998, The Company signed a purchase agreement with Nortel for telecommunications equipment. This agreement covers three years and the purchase of a minimum of $25,000,000 of equipment during the three year period.

12.      Subsequent Events

     On February 15, 1999, the Company issued 1,906.37 additional shares of Exchangeable Preferred Stock as the quarterly dividends on the 13 3/4% Senior Cumulative Exchangeable Preferred Stock Due 2010.

     On February 26, 1999, the Company acquired EnterAct Corp. ("EnterAct"), a Chicago-based provider of Internet access and commercial data services. EnterAct has approximately 50 employees. The majority of EnterAct's approximately 10,000 customers are residential dial up Internet access customers; however, a significant portion of EnterAct's 1998 calendar year revenues were derived from Internet, data and consulting services provided to its business customer base. In connection with this transaction, the Company issued 696,994 shares of its no par value common stock to certain officers of EnterAct and agreed to pay an additional $6,500,000. The Company paid $2,500,000 at the closing and issued two non-interest bearing notes totaling $4 million. The notes are payable to executives of EnterAct over two years, one half due on the first anniversary date and one half due on the second anniversary date. In addition, a stock option plan was approved and options were awarded to certain employees of EnterAct. EnterAct will become 21st Century's commercial division, developing, marketing and selling data and telephony services to the business community.



                                                          Quarterly Financial Data

                                                               (Unaudited)


                                                                          For the Three Months Ended
                                             ---------------------------------------------------------------------------------
                                             December 31, 1998    September 30, 1998       June 30, 1998        March 31, 1998
                                             ---------------------------------------------------------------------------------
Operating revenues                              $    453,861        $      280,159         $     139,878         $     65,491


Operating loss                                  $ (8,847,454)       $   (7,293,150)        $  (5,886,074)        $ (5,252,740)

Net loss attributable to common shares          $(15,514,946)       $  (13,978,871)        $ (12,223,602)        $ (9,132,218)

Basic and diluted loss per share                $      (4.44)       $        (4.00)        $       (3.50)        $      (2.74)


                                                                          For the Three Months Ended
                                             ---------------------------------------------------------------------------------
                                             December 31, 1997    September 30, 1997         June 30, 1997       March 31, 199
                                             ---------------------------------------------------------------------------------
Operating revenue                               $     43,877        $       37,158          $      42,497        $     27,480

Operating loss                                  $ (4,816,430)       $   (2,190,282)         $  (1,203,601)       $   (802,586)

Net loss attributable to common shares          $ (5,573,193)       $   (2,638,655)         $  (1,920,941)       $ (1,183,561)

Basic and diluted loss per share                $      (2.34)       $        (1.11)         $       (0.81)       $      (0.52)



Quarterly loss per share amounts may not total loss per share amounts for the year due to changes in the number of shares outstanding.


                                         21st CENTURY TELECOM GROUP, INC.

                            SCHEDULE II-CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                   For the Nine Months Ended December 31, 1998


                                                           Additions
                                                    -------------------------------
                                     Balance                         Charged to                         Balance
                                  Beginning of       Charged to         Other            Other           End of
                                     Period            Income         Accounts         Deductions        Period
                                 ---------------    -------------  ----------------  ---------------  -------------
1998
Allowance for uncollectibles       $       -    (1)   $    1,376     $      -          $      -        $    1,376



    (1) An allowance for uncollectibles was not recorded in the two years ended March 31, 1998 and 1997.

                                   Signatures


          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           21st CENTURY TELECOM GROUP, INC.


                                        /s/      Ronald D. Webster
                                  ---------------------------------------------
                                  By: Ronald D. Webster, Chief Financial Officer

                                       /s/        Byron E. Hill
                                  ---------------------------------------
                                  By: Byron E. Hill, Corporate Controller




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  PRINCIPAL EXECUTIVES AND ACCOUNTING OFFICERS


         Signature                     Title                          Date


/s/    Edward T. Joyce     Chairman of the Board of Directors    March 27, 1999
-----------------------
Edward T. Joyce

/s/ Robert J. Currey       President, Chief Executive Officer    March 27, 1999
-----------------------       and Director
Robert J. Currey

/s/ Ronald D. Webster      Chief Financial Officer               March 27, 1999
-----------------------
Ronald D. Webster

/s/ William Farley         Director                              March 27, 1999
------------------------
William Farley

/s/ Elzie Higginbottom     Director                              March 27, 1999
----------------------
Elzie Higginbottom

/s/ Dr. Charles E. Kaegi   Director                              March 27, 1999
-----------------------
Dr. Charles E. Kaegi

/s/ James H.Lowry          Director                              March 27, 1999
-----------------------
James H. Lowry

/s/ Glenn W. Milligan      Director                              March 27, 1999
-----------------------
Glenn W. Milligan

/s/ David Kronfeld         Director                              March 27, 1999
-----------------------
David Kronfeld

/s/ Thomas Neustaetter     Director                              March 27, 1999
-----------------------
Thomas Neustaetter

/s/ Byron E.Hill           Controller                            March 27, 1999
-----------------------
Byron Hill

                             EXHIBIT INDEX

Exhibit No.      Description of Exhibits

3.1*   Amended Articles of Incorporation

3.2*   By-laws

4.1* Indenture dated February 15, 1998 between the Company, as Issuer, and State Street Bank and Trust, as Trustee, with respect to the 12 1/4 Senior Discount Notes Due 2008

4.2*   Form of the 12 1/4Senior Discount Notes Due 2008

4.3* Indenture dated as of February 15, 1998 between the Company and IBJ Stirred Bank & Trust Company, as Trustee, with respect to the Exchange Debenture

4.4*   Form of the 13 3/4Senior Cumulative Exchangeable Preferred Stock Due 2010

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

10.10* Network Products Purchase Agreement by and between Northern Telecom Inc.
       and the Company

12.1   Statement regarding Computation of Earnings Ratio to Fixed Charges

21.1*  Subsidiaries of the Company

23.1   Consent of Arthur Andersen with Respect to the Company

27.1   Financial Data Schedule

* Incorporated herein by reference to the Company's S-4 Registration Statement filed on March 3, 1998 (Commission File No. 333-47235).