Form 10-Q
period 1999-03-31
21ST CENTURY TELECOM GROUP INC
filed 1999-05-12
CIK 1056751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[    X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

                               WORLD TRADE CENTER
                                350 NORTH ORLEANS
                                    SUITE 600
                             CHICAGO, ILLINOIS 60654
                                 (312) 955-2100
          (Address and telephone number of principal executive office)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

     On May 7, 1999, 4,218,388.9 shares of the Registrant's Common Stock were outstanding.



                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                                          PAGE
Item 1.    Financial Statements
           Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                           1
           Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998         2
           Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998         3

           Consolidated Statement of Changes in Shareholders' Equity for the Three Months Ended
           March 31, 1999                                                                                   4

           Notes to Unaudited Interim Consolidated Financial Statements                                     5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            9
                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                                 12



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


























                                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                         21st CENTURY TELECOM GROUP, INC.
                                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,              December 31,
                                       ASSETS                                           1999                     1998
                                                                                   ----------------         ----------------
Current Assets                                                                       (Unaudited)
Cash and cash equivalents                                                          $    80,607,081          $    72,901,622
Accounts receivable, less allowances
  of $267,117 and $1,376, respectively                                                     487,979                  157,082
Short term investments                                                                  68,579,008               98,464,936
Inventory                                                                                9,873,562               10,385,575
Prepaid expenses and other                                                                 592,607                  598,878
                                                                                   ----------------         ----------------
   Total current assets                                                                160,140,237              182,508,093

Property, Plant and Equipment
Leasehold improvements                                                                   6,213,451                5,647,709
Property, plant and equipment                                                           72,582,877               57,475,153
Less: accumulated depreciation                                                          (6,320,642)              (4,814,143)
                                                                                   ----------------         ----------------
   Property, plant and equipment, net                                                   72,475,686               58,308,719

Other assets
Restricted cash collateral reserve                                                       1,921,496                1,796,880
Prepaid franchise fees                                                                   3,726,738                3,685,961
Debt issuance costs, net of amortization of $1,780,011 and $1,386,138, respectively      6,207,232                6,601,105
Deferred franchise costs, net of amortization of $668,543 and $623,681, respectively       333,396                  350,144
Bank commitment fee, net of amortization of $130,428 and $78,604, respectively             846,478                  898,302
Deferred mapping and design, net of amortization of $104,594 and $93,071, respectively      33,357                   44,880
Goodwill, net of amortization of $85,056                                                10,121,651                        -
Other deferred costs                                                                       167,464                  149,889
                                                                                   ----------------         ----------------
   Total other assets                                                                   23,357,812               13,527,161
                                                                                   ----------------         ----------------
      Total assets                                                                 $   255,973,735          $   254,343,973
                                                                                   ================         ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                   $     9,037,384          $    10,688,242
Accrued severance                                                                        1,527,500                1,230,000
Notes payable                                                                            2,000,000                        -
Accrued expenses and other                                                               1,755,283                1,261,982
                                                                                   ----------------         ----------------
   Total current liabilities                                                            14,320,167               13,180,224

Senior discount notes, net of discount of $133,968,672 and $140,681,223, respectively  229,166,328              222,453,777
Notes payable                                                                            2,000,000                        -
Other long term obligations                                                                475,939                        -

Redeemable Preferred Stock
13 3/4% senior cumulative exchangeable preferred stock, $.01 par value
   57,364.49 and 55,458.12 shares outstanding, respectively                             54,775,458               52,617,006
Shareholders' Equity
Class A convertible 8% cumulative preferred stock, no par value                         25,582,814               24,611,966
Voting and non-voting common stock                                                      11,104,889                7,862,836
Common shares to be issued                                                                 123,432                  123,432
Retained deficit                                                                       (81,575,292)             (66,505,268)
                                                                                   ----------------         ----------------
   Total shareholders' equity                                                          (44,764,157)             (33,907,034)
                                                                                   ----------------         ----------------
      Total liabilities and shareholders' equity                                   $   255,973,735          $   254,343,973
                                                                                   ================         ================


                             21st CENTURY TELECOM GROUP, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)



                                                                            For the Three Months
                                                                              Ended March 31,
                                                                   ---------------------------------------
                                                                          1999                   1998
                                                                   -----------------      ----------------
Operating revenues                                                 $      1,125,401       $        65,491

Operating expenses
Network operations                                                        1,528,602               518,408
Sales and marketing                                                       1,130,708               948,991
General and administrative                                                3,847,882             3,082,412
Depreciation and amortization                                             1,699,765               768,420
                                                                   -----------------      ----------------
    Total operating expenses                                              8,206,957             5,318,231
                                                                   -----------------      ----------------

Operating loss                                                           (7,081,556)           (5,252,740)
Interest expense                                                         (6,343,302)           (3,603,721)
Interest income                                                           1,889,502             1,889,189
Amortization of issuance costs                                             (405,368)             (218,411)
                                                                   -----------------      ----------------

Net loss                                                                (11,940,724)           (7,185,683)

Preferred stock requirements                                             (3,129,300)           (1,946,535)
                                                                   -----------------      ----------------

Net loss attributable to common shares                             $    (15,070,024)      $    (9,132,218)
                                                                   =================      ================

Weighted average common
   shares outstanding                                                   3,784,703.8           3,330,474.0

Basic and diluted loss per share                                   $          (3.98)      $         (2.74)
                                                                   =================      ================



                                     21st CENTURY TELECOM GROUP, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)



                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                           ----------------------------------------
                                                                                  1999                    1998
                                                                           -----------------       ----------------
Operating Activities
Net loss                                                                   $    (11,940,724)       $    (7,185,683)
Adjustments to reconcile net loss to net
 cash used for operating activities:
   Depreciation and amortization                                                  1,699,765                768,420
   Amortization of debt discount                                                  6,712,551              3,478,017
   Amortization of debt issuance costs                                              405,368                218,411
   Stock compensation                                                               105,580                123,165
   Changes in operating assets and liabilities:
    Receivables, net                                                                 12,845                  8,863
    Other current assets                                                            528,274             (1,474,226)
    Accounts payable                                                             (1,894,730)               657,683
    Accrued expenses and other
      current liabilities                                                          (118,109)             1,342,883
    Noncurrent assets and liabilities, net                                         (250,803)               (18,680)
                                                                           -----------------       ----------------
Net Cash Used for Operating Activities                                           (4,739,983)            (2,081,147)
                                                                           -----------------       ----------------


Investing Activities
Capital expenditures                                                            (15,047,522)            (5,662,450)
Purchases and sales/maturities of short term investments, net                    29,885,928            (10,000,000)
Acquisition, net of cash acquired                                                (2,392,964)                     -
                                                                           -----------------       ----------------
Net Cash Provided by (Used for) Investing Activities                             12,445,442            (15,662,450)
                                                                           -----------------       ----------------

Financing Activities
Proceeds from issuance of senior discount notes                                           -            200,000,000
Proceeds from issuance of class A preferred stock,
   net of issuance costs                                                                  -              1,421,381
Issuance costs related to senior discount notes                                           -             (7,886,825)
Proceeds from issuance of exchangeable preferred stock,
   net of issuance costs                                                                  -             48,025,236
Payment under interim credit facility                                                     -             (8,000,000)
Payable to bank                                                                           -                419,068
                                                                           -----------------       ----------------
Net Cash Provided by Financing Activities                                                 -            233,978,860
                                                                           -----------------       ----------------
Increase in Cash and Cash Equivalents                                             7,705,459            216,235,263
Cash and Cash Equivalents at Beginning of Period                                 72,901,622              1,404,975
                                                                           -----------------       ----------------
Cash and Cash Equivalents at End of Period                                 $     80,607,081        $   217,640,238
                                                                           =================       ================



                                          21ST CENTURY TELECOM GROUP, INC.
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                        (Unaudited)





                                                                       Common Shares       Class A
                                           Total        Common Stock    to be Issued    Preferred Stock   Retained Deficit
                                      --------------- --------------- --------------- ------------------ ------------------
Balances, March 31, 1998              $    3,938,630   $   6,974,836  $               $      21,751,665  $     (24,787,871)
Net loss                                 (32,788,712)                                                          (32,788,712)
Stock issuances                              223,432          44,211         123,432             55,789
Accrued preferred stock dividends         (5,437,332)                                         1,620,938         (7,058,270)
Preferred stock accretion                   (686,841)                                         1,183,574         (1,870,415)
Stock options                                843,789         843,789
                                      --------------- --------------- --------------- ------------------ ------------------
Balances, December 31, 1998              (33,907,034)      7,862,836         123,432         24,611,966        (66,505,268)
Net loss                                 (11,940,724)                                                          (11,940,724)
Stock issuances                            3,136,473       3,136,473
Accrued preferred stock dividends         (1,939,140)                                           558,877         (2,498,017)
Preferred stock accretion                   (219,312)                                           411,971           (631,283)
Stock options                                105,580         105,580
                                      --------------- --------------- --------------- ------------------ ------------------
Balances, March 31, 1999              $  (44,764,157) $   11,104,889  $      123,432  $      25,582,814    $   (81,575,292)
                                      =============== =============== =============== ================== ==================

                                                       Common Shares    Common Share       Class A
                                       Common Shares    to be Issued      Warrants     Preferred Shares
                                      --------------- --------------- --------------- ------------------

Balances, March 31, 1998                 3,489,467.9                     1,741,738.9            1,548.5
Net loss
Stock issuances                              4,498          27,429.2         5,327.1                6.3
Accrued preferred stock dividends
Preferred stock accretion
Stock options
                                      ---------------  -------------- --------------- ------------------
Balances, December 31, 1998              3,493,965.7        27,429.2     1,747,066.0            1,554.8
Net loss
Stock issuances                            696,994.0
Accrued preferred stock dividends
Preferred stock accretion
Stock options
                                      ---------------  -------------- --------------- ------------------

Balances, March 31, 1999                 4,190,959.7        27,429.2     1,747,066.0            1,554.8
                                      ===============  ============== =============== ==================

                        21ST CENTURY TELECOM GROUP, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of  Consolidation and Presentation

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

     The Company's accounting and reporting principles conform to generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. Management believes the Company operates in only one reportable segment.

     The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. However, in the opinion of management of the Company, the financial statements include all adjustments, consisting only of normally recurring adjustments, necessary for a fair statement of results for each period shown. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

2.       Acquisition of Business

     On February 26, 1999, the Company acquired EnterAct Corp. ("EnterAct"), a Chicago-based provider of Internet access and commercial data services. EnterAct has approximately 50 employees. The majority of EnterAct's approximately 10,000 customers are residential dial up Internet access customers; however, a significant portion of EnterAct's 1998 calendar year revenues were derived from Internet, data and consulting services provided to its business customer base. The Company issued 696,994 shares of its no par value common stock valued by the Company at $4.50 per share to certain officers of EnterAct and agreed to pay an additional $6,500,000. The Company paid $2,500,000 at the closing and issued two non-interest bearing notes totaling $4 million. The notes are payable to executives of EnterAct over two years, one half due on the first anniversary date and one half due on the second anniversary date. This acquisition was accounted for as a purchase and accordingly the purchased assets and assumed liabilities have been recorded at their fair market values at the date of acquisition. The purchase price exceeded the estimated fair market value of the net assets acquired resulting in goodwill in the amount of $10,206,706, which is being amortized using the straight line method over 10 years. In addition, a stock option plan was approved and options were awarded to certain employees of EnterAct. EnterAct became the Company's Business Services Group, developing, marketing and selling data and telephony services to the business community.

     Since the acquisition of EnterAct was accounted for as a purchase its results of operations have been included with the Company's since the date of acquisition. Had the Company reflected the acquisition as of the beginning of the period, its revenues would have increased approximately $710,000, for the three months ended March 31, 1999. Comparatively, had the Company reflected the acquisition as of January 1, 1998, its revenues would have increased approximately $529,000 for the three months ended March 31, 1998. All other reportable supplemental pro forma information would not be materially different than the reported amounts.









3.       Earnings Per Share

     Basic per share amounts were based on weighted average common shares outstanding, excluding common stock equivalents, of 3,784,703.8 and 3,330,474.0 shares for the three months ended March 31, 1999 and 1998, respectively. Given the anti-dilutive effect of including common stock equivalents in the calculation, diluted earnings per share amounts are not presented.

     At March 31, 1999, common shares issuable pursuant to options and warrants included: (1) 1,308,196 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 438,870 common share warrants related to 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, (4) 699,163.2 vested employee stock options, and (5) 18,994.7 common share warrants issued to a financial advisor. The net loss attributable to common shares on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

     At March 31, 1998, common shares issuable pursuant to options and warrants included: (1) 1,302,868.9 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 438,870 common share warrants related to the 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, (4) 287,829.9 employee vested stock options, and (5) 18,994.7 stock warrants issued to a financial advisor. The net loss attributable to common shares, on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

       4.       Class A Convertible 8% Cumulative Preferred Stock

                                       Preferred
                                        Shares                  Amount
                                      ------------         ----------------
                December 31, 1998         1,554.8              $24,611,966
                Accrued Dividends               -                  558,877
                Accretion                       -                  411,971
                                      ------------         ----------------
                March 31, 1999            1,554.8              $25,582,814
                                      ============         ================

       5.       Exchangeable Preferred Stock 13 3/4 % Senior Cumulative

                                       Preferred
                                         Shares                Amount
                                      -------------        ----------------
                December 31, 1998        55,458.12             $52,617,006
                February 15, 1999
                  Stock Dividend          1,906.37
                Accrued Dividends                                1,939,140
                Accretion                                          219,312
                                      -------------        ----------------
                March 31, 1999           57,364.49             $54,775,458
                                      =============        ================

     On February 15, 1999, the Company issued 1,906.37 shares of Exchangeable Preferred Stock as the quarterly dividends on the 13 3/4% Senior Cumulative Exchangeable Preferred stock due 2010.

6.    Stock Based Compensation Plans

     Effective January 30, 1997, the Company established a common stock option plan. No options were granted under this plan until October 1997. Options to purchase 728,667.8 shares of the Company's stock were originally granted under the plan of which 549,578 were outstanding as of March 31, 1999. Options vest over 48 months from the date of employment and expire after ten years. Options vested under this plan as of March 31, 1999, totaled 390,064.3.

     Effective April 14, 1998, the Company established three stock option plans: the Executive Plan, the Key Management Plan, and the Employee Plan.

     Under the Executive Plan, 331,200 options are available for grant to two executive officers of the Company. As of March 31, 1999, all 331,200 shares available under the Executive Plan were awarded. Effective March 6, 1998, 278,200 options were awarded to an executive officer. The exercise price of the 278,200 shares was established at $1.12 per share which is less than the $4.50 per share fair market value determined by the Board of Directors. One half of the 278,200 shares awarded on March 6, 1998 or 139,100 shares vested immediately and a total of $470,158 was recorded as compensation expense as a result of the vesting of the 139,100 options. On April 14, 1998, an executive officer was awarded 53,000 options under the Executive Plan at an exercise price of $4.50 per share, which was determined by the Board of Directors to be the fair market value of the underlying common stock. All options vest over 48 months from the date of employment and expire after ten years. At March 31, 1999, 197,751.9 options were vested.

     Under the Key Management Plan and the Employee Plan, 150,000 and 50,000 options, respectively, were available for grant. As of March 31, 1999, a total of 146,500 options were granted under the Key Management Plan, 23,500 of which vested immediately. A total of 27,625 options were granted under the Employee Plan. The exercise price of options under both plans, which was determined by the Board of Directors to be the fair market value of the underlying common stock, is $4.50 per share. All options under these plans vest over four years beginning July 1, 1999 and expire 10 years from date of grant.

     Effective February 26, 1999, the Company established three new additional stock option plans related to the former employees of EnterAct. EnterAct was acquired by the Company on February 26, 1999. The plans are: the 21st Century Telecom Group, Inc. 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan"), the 21st Century Telecom Group, Inc. 1999 ISP Stock Plan (the "1999 ISP Stock Plan"), and the 21st Century Telecom Group, Inc. ISP Employee Stock Option Plan (the "ISP Employee Stock Option Plan").

     Under the 1999 Stock Incentive Plan 60,000 options are available for grant primarily to specifically named former employees of EnterAct. On February 26, 1999, 51,000 of the shares available under the 1999 Stock Incentive Plan were awarded to such employees with an additional 4,205 options awarded to newly hired employees of the Company in March 1999. Options related to both awards have an exercise price of $4.50 which is equal to the $4.50 fair market value determined by the Board of Directors. All options vest at 25% of the total shares subject to the option, so that the option is fully vested on the fourth anniversary of the grant date. At March 31, 1999, there were no options vested.

     Under the 1999 ISP Stock Plan 599,958 options are available for grant to specifically named former employees of EnterAct. On February 26, 1999, all 599,958 shares available under the 1999 ISP Stock Plan were awarded at various exercise prices with the vesting status determined by the respective measurement dates. The series "A" option price is $35.26 that is subject to a measurement date of the second anniversary date of the grant and expires on the seventh anniversary date of the grant. The series "B" option price is $45.33 that is subject to a measurement date of the second anniversary date of the grant and expires on the seventh anniversary date of the grant. The series "C" option price is $65.48 that is subject to a measurement date of the third anniversary date of the grant and expires on the eighth anniversary date of the grant. Unless terminated, all options vest at 100% on the measurement date provided the fair market value per share of the stock is equal to or greater than the exercise price per share on the measurement date. If on the measurement date the fair market value per share of the stock is less than the exercise price per share the option shall terminate in its entirety. Depending upon the reason and timing for termination of employment, there are specific provisions that allow the employee to exercise vested shares for a period up to one year after termination of employment. Specific vesting guidelines related to change of Company control or death or disability of the employee could result in 100% vesting of options prior to the measurement dates previously stated. At March 31, 1999, there were no options vested.

      Under the ISP Employee Stock Option Plan 98,703 options are available for grant to specifically named former employees of EnterAct. The ISP Employee Stock Option Plan was created by the Company as a substitute for EnterAct's previous option plan. On February 26, 1999, 98,678 shares available under the 1999 ISP Employee Stock Option Plan were awarded at an exercise price of $4.50 which is equal to the $4.50 fair market value determined by the Board of Directors. All options vest at 50% on the first anniversary of the original grant date, 75% on the second anniversary of the original grant date and 100% on the third anniversary of the original grant date. Depending upon the reason for termination of employment, there are specific provisions that allow the employee to exercise vested shares within 60 days of termination of employment. Options expire after ten years from the date of grant. At March 31, 1999, 57,847 options were vested.


7.       Bank Revolving Credit Facility

     On February 26, 1999, the Company entered into a letter of credit which was secured by $2 million under the Company's bank revolving credit facility. The letter of credit serves as security for a promissory note due to executives of EnterAct.

8.       Subsequent Event

     On April 12,1999,  the Board of Directors  declared a quarterly dividend of
0.034375 share of 13 3/4 % Senior Cumulative Exchangeable Preferred Stock per each share of Exchangeable Preferred Stock outstanding as of May 1, 1999, payable on May 17, 1999. An additional 1,971.9 shares of 13 3/4% Senior Cumulative Exchangeable Preferred Stock will be issued on May 17, 1999 for settlement of these dividends.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is a discussion and analysis of the historical results of operations and financial condition of 21st Century Telecom Group, Inc. (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial
Statements" and the Company's Annual Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998. This discussion contains forward-looking statements which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth in this report.

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

     The Company has incurred net losses in each year since its inception, and as of March 31, 1999, the Company had a retained deficit of $81,575,292. As the Company continues to expand its operations, it anticipates that it will continue to incur net losses during the next several years as a result of (i) substantially increased depreciation and amortization from the construction of networks, (ii) significantly increased operating expenses as it builds its subscriber base and (iii) interest charges associated with the Senior Discount Notes. There can be no assurance that growth in the Company's revenues or subscriber base will occur or that the Company will be able to achieve or sustain profitability or positive cash flow.

     The Company acquired EnterAct Corp. ("EnterAct") on February 26, 1999. The acquistion was accounted for as a purchase. As such, its results of operations have been included since the acquisition date.

Results of Operations

Revenues

     The Company generated subscriber revenues of $1,125,401 and $65,491 for the three months ended March 31, 1999 and 1998, respectively. The increased subscriber revenues resulted from the installation of service into contracted buildings on the new DRS network and sales efforts to increase penetration of services into these buildings. The acquisition of EnterAct, the Company's Business Services Group ("BSG"), contributed to over 40% of the total increase in revenues during the three months ended March 31, 1999 when compared to the corresponding prior period. The Company's BSG offers dial-up access to the Internet, as well as an expanding line of commercial business services, including, web hosting, Internet consulting, co-location and networking. At March 31, 1999, the Company was providing service to 21,633 connections in 56 bulk MDU's and 158 right of entry ("ROE") buildings. As of March 31, 1999, there were 3,377 backlogged connection orders for bulk MDU and ROE customers.

Expenses

     The Company incurred operating expenses of $8,206,957 and $5,318,231 for the three months ended March 31, 1999, and 1998 respectively. The increase in operating expenses resulted from activities required to accelerate the network build-out, operate the franchise and deliver services. Approximately, $436,000 of the increased operating expenses were due to the acquisition of EnterAct.

Network Operations

     The component of operating expenses that represents network operating costs related to the delivery of cable and internet services increased $1,010,194 during the three months ended March 31, 1999, when compared to the corresponding prior period. This increase is directly related to the continued ramp-up in the design and construction of the network, acquisition of video programming, and the addition of employees. The increase was also impacted by the start up of the Company's telephony operations during the quarter ended March 31, 1999. Telephony expenses included connection and usage charges for testing the new switch and consulting costs.

Selling, General and Administrative

     Selling, general and administrative expenses were $4,978,590 and $4,031,403 for the three months ended March 31, 1999 and 1998, respectively. The increase in selling, general and administrative expenses reflects the Company's acquisition and servicing of subscribers, promotion costs, and the addition of employees to support Information Technology functions established within the Company, as well as certain key sales and marketing positions. Subsequent to the first quarter of 1998, the Company established a state-of-the-art call center staffed with customer service professionals and technical support specialists available 24 hours a day, seven days a week which has contributed to the increase in general and administrative expenses for the three months ended March 31, 1999 when compared to the corresponding prior period.

Depreciation and Amortization

     Depreciation and amortization costs were $1,699,765 and $768,420 for the three months ended March 31, 1999 and 1998, respectively. The increase in depreciation and amortization costs is primarily attributable to the increase in plant placed into service as the Company continues to buildout its network.

Interest and Other Charges

     Interest expense increased $2,739,581 during the three months ended March 31, 1999, when compared to the corresponding prior period. The increase was due primarily to the amortization of the debt discount associated with the Senior Discount Notes having been issued in February 1998, thus the three months ended March 31,1998 received less than a full quarter of amortization. Amortization of issuance costs on Senior Discount Notes was $405,368 and $218,411 during the three months ended March 31, 1999 and 1998, respectively. These charges resulted from the issuance costs associated with the Senior Discount Notes issued in February 1998 and their subsequent amortization.

Net Loss

     For the three and ended March 31, 1999 and 1998, the Company incurred net losses amounting to $11,940,724 and $7,185,683, respectively. The Company expects its net losses to continue to increase as it introduces new services and as the Company continues to build-out the DRS Network and seeks to expand its business.

Liquidity and Capital Resources

     Net cash used for operating activities was $4,739,983 for the three months ended March 31, 1999, and $2,081,147 for the three months ended March 31, 1998. Net cash used for operating activities for the three months ended March 31, 1999 resulted principally from the Company's net loss from operations and payment of a commitment fee related to the $40 million revolving line of credit. These items were partially offset by amortization of the discount on the 12 1/4% Senior Discount Notes, amortization of debt issuance costs, depreciation expense, and stock compensation expenses.

     Cash flows provided by investing activities totaled $12,445,442 in the three months ended March 31, 1999. Cash flows used for investing activities totaled $15,662,450 in the three months ended March 31, 1998. Cash requirements in the three months ended March 31, 1999 consisted of costs for continued deployment of the network in the Area 1 franchise and installing and facilitating the telephone switching equipment in the Telephone Operations Center (TOC), which is also located at the corporate headquarters. The sale and maturity of short term investments, which was partially offset by purchases, caused cash provided by investing activities to increase. On February 26, 1999, the Company acquired EnterAct, a Chicago-based provider of Internet access and commercial data services. EnterAct has approximately 50 employees. The majority of EnterAct's approximately 10,000 customers are residential dial up Internet access customers; however, a significant portion of EnterAct's 1998 calendar year revenues were derived from Internet, data and consulting services provided to its business customer base. In connection with this transaction, the Company issued 696,994 shares of its no par value common stock to certain officers of EnterAct and agreed to pay an additional $6,500,000. The Company paid $2,500,000 at the closing and issued two non-interest bearing notes totaling $4 million. The notes are payable to executives of EnterAct over two years, one half due on the first anniversary date and one half due on the second anniversary date. In addition, a stock option plan was approved and options were awarded to certain employees of EnterAct. EnterAct became the Company's Business Services Group developing, marketing and selling data and telephone services to the business community. Cash requirements in the three months ended March 31, 1998 consisted primarily of the cost of building and equipping the NOC and facilitating the corporate headquarters and network construction.

     Cash flows from financing activities totaled $233,978,860 in the three months ended March 31, 1998. In the three months ended March 31, 1998, the private sale of $200 million in Senior Discount Notes; the sale of $50 million in Exchangeable Preferred Stock; and the sale of Class A Preferred Stock; generated a net of $192,113,175, $48,025,236 and $1,421,381, respectively.

         The cost of network development, construction and start-up activities of the Company has required and will continue to require substantial capital. The Company estimates that its aggregate capital expenditure requirements related to DRS Network construction in Area 1 until completion during the year 2001, will total approximately $250 million, of which approximately $70 million has been spent since the construction of Area 1 was initiated. The Company will fund these expenditures from the net proceeds of the sale of the 12 1/4% Senior Discount Notes and the 13 3/4% Senior Cumulative Exchangeable Preferred Stock. In order to retain funds available to support its operations, the Company has no expectation of paying cash interest on the Senior Discount Notes or cash dividends on the Exchangeable Preferred Stock prior to February 15, 2003. The Company may require additional financing in the future if it begins to develop additional franchise areas or if the development of Area 1 in Chicago is delayed or requires costs in excess of current expectations. There can be no assurance that the Company will be able to obtain any additional debt or equity financing, or that the terms thereof will be favorable to the Company or its existing creditors or investors. On August 5, 1998 the Company entered into a $40 million bank revolving credit facility with a number of banks to provide supplemental financing. On October 30, 1998 the Company entered into Amendment No. 1 to its bank revolving credit facility which adjusted certain operating covenants. On February 26, 1999, the Company entered into a letter of credit which was secured by $2 million under its bank revolving credit facility. The letter of credit serves as security for a promissory note due to executives of EnterAct.

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

            None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                    Title                              Date

                             President, Chief Executive Officer
 /s/  Robert J. Currey       and Director                           May 12, 1999
---------------------------
Robert J. Currey


 /s/  Ronald D. Webster      Chief Financial Officer                May 12, 1999
---------------------------
Ronald D. Webster

                                  EXHIBIT INDEX


Exhibit Number       Description of Exhibits


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

21.1*  Subsidiaries of the Company

27.1   Financial Data Schedule

*Incorporated herein by reference to the Company's S-4 Registration Statement filed on March 3, 1998

  (Commission File No. 333-47235).