Form 10-Q
period 1999-06-30
21ST CENTURY TELECOM GROUP INC
filed 1999-08-13
CIK 1056751

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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
          (Address and telephone number of principal executive office)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days. Yes  X   No
                                              -----   -----

   On August 13, 1999, 4,225,606.6 shares of the Registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                     PAGE
Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                       1

           Consolidated Statements of Operations for the Three and Six Months Ended
           June 30, 1999 and June 30, 1998                                                             2

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999
           and June 30, 1998                                                                           3

           Consolidated Statement of Changes in Shareholders' Equity for the Six Months
           Ended June 30, 1999                                                                         4

           Notes to Unaudited Interim Consolidated Financial Statements                                5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations       9

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                           13

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        21ST CENTURY TELECOM GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                               JUNE 30,             DECEMBER 31,
                                                                                                 1999                    1998
                                           ASSETS                                          -----------------      -----------------
                                           ------                                             (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents                                                                  $     57,892,594       $     72,901,622
Accounts receivable, less allowances
  of $432,569 and $1,376, respectively                                                              546,412                157,082
Short term investments                                                                           58,794,425             98,464,936
Inventory                                                                                        13,167,920             10,385,575
Prepaid expenses and other                                                                          723,734                598,878
                                                                                           -----------------      -----------------
    Total current assets                                                                        131,125,085            182,508,093

PROPERTY, PLANT AND EQUIPMENT
Leasehold improvements                                                                            6,718,390              5,647,709
Capital equipment leases                                                                          2,492,137                      -
Property, plant and equipment                                                                   103,364,799             57,475,153
Less: accumulated depreciation                                                                   (8,684,643)            (4,814,143)
                                                                                           -----------------      -----------------
    Property, plant and equipment, net                                                          103,890,683             58,308,719

OTHER ASSETS
Restricted cash collateral reserve                                                                1,921,496              1,796,880
Prepaid franchise fees                                                                            3,751,698              3,685,961
Debt issuance costs, net of amortization of $2,174,490 and $1,386,138, respectively               5,812,753              6,601,105
Deferred franchise costs, net of amortization of $713,406 and $623,681, respectively                314,424                350,144
Bank commitment fee, net of amortization of $182,254 and $78,604, respectively                      794,652                898,302
Deferred mapping and design, net of amortization of $116,117 and $93,071, respectively               21,833                 44,880
Goodwill, net of amortization of $340,220                                                        10,127,436                      -
Other deferred costs                                                                                167,465                149,889
                                                                                           -----------------      -----------------
    Total other assets                                                                           22,911,757             13,527,161
                                                                                           -----------------      -----------------
         Total assets                                                                      $    257,927,525       $    254,343,973
                                                                                           -----------------      -----------------
                                                                                           -----------------      -----------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                           $     16,764,403       $     10,688,242
Accrued severance                                                                                 1,420,123              1,230,000
Notes payable                                                                                     2,000,000                      -
Accrued expenses and other                                                                        2,627,979              1,261,982
                                                                                           -----------------      -----------------
    Total current liabilities                                                                    22,812,505             13,180,224

Senior discount notes, net of discount of $127,056,396 and $140,681,223, respectively           236,078,604            222,453,777
Notes payable                                                                                     2,000,000                      -
Other long term obligations                                                                       1,986,754                      -
                                                                                           -----------------      -----------------
    Total noncurrent liabilities                                                                240,065,358            222,453,777
                                                                                           -----------------      -----------------
         Total liabilities                                                                      262,877,863            235,634,001

REDEEMABLE PREFERRED STOCK
13 3/4% senior cumulative exchangeable preferred stock, $.01 par value
     59,336.39 and 55,458.12 shares outstanding, respectively                                    57,001,608             52,617,006

SHAREHOLDERS' EQUITY
Class A convertible 8% cumulative preferred stock, no par value                                  26,569,801             24,611,966
Voting and non-voting common stock                                                               11,082,538              7,862,836
Common shares to be issued                                                                           82,398                123,432
Retained deficit                                                                                (99,686,683)           (66,505,268)
                                                                                           -----------------      -----------------
    Total shareholders' equity                                                                  (61,951,946)           (33,907,034)
                                                                                           -----------------      -----------------
         Total liabilities and shareholders' equity                                        $    257,927,525       $    254,343,973
                                                                                           -----------------      -----------------
                                                                                           -----------------      -----------------

        See accompanying Notes to the Consolidated Financial Statements.

                        21ST CENTURY TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                           ENDED JUNE 30,
                                                  ---------------------------------------    ------------------------------------
                                                        1999                   1998                1999                1998
                                                  ----------------       ----------------    ----------------    ----------------
OPERATING REVENUES                                $     2,668,239        $       139,878     $     3,793,640     $       205,369
                                                  ----------------       ----------------    ----------------    ----------------

OPERATING EXPENSES
Network operations                                      2,769,533                976,091           4,415,952           1,492,559
Sales and marketing                                     2,309,668              1,046,835           3,502,922           1,995,827
General and administrative                              4,750,534              3,126,518           8,418,052           6,212,440
Depreciation and amortization                           2,539,650                876,508           4,239,416           1,644,928
                                                  ----------------       ----------------    ----------------    ----------------
     Total operating expenses                          12,369,385              6,025,952          20,576,342          11,345,754
                                                  ----------------       ----------------    ----------------    ----------------

OPERATING LOSS                                         (9,701,146)            (5,886,074)        (16,782,702)        (11,140,385)

OTHER (INCOME) EXPENSE
Interest expense                                        6,610,270              6,233,635          12,953,573           9,837,357
Interest income                                        (1,807,641)            (3,183,987)         (3,697,143)         (5,073,175)
Amortization of debt issuance costs                       394,479                393,481             799,846             610,297
                                                  ----------------       ----------------    ----------------    ----------------
     Total other (income) expense                       5,197,108              3,443,129          10,056,276           5,374,479
                                                  ----------------       ----------------    ----------------    ----------------


NET LOSS                                              (14,898,254)            (9,329,203)        (26,838,978)        (16,514,864)

Preferred stock requirements                           (3,213,137)            (2,894,399)         (6,342,437)         (4,840,934)
                                                  ----------------       ----------------    ----------------    ----------------

NET LOSS ATTRIBUTABLE TO COMMON SHARES            $   (18,111,391)       $   (12,223,602)    $   (33,181,415)    $   (21,355,798)
                                                  ----------------       ----------------    ----------------    ----------------
                                                  ----------------       ----------------    ----------------    ----------------

Weighted average common
    shares outstanding                                4,219,671.2            3,493,273.7         3,999,538.2         3,366,572.0

BASIC AND DILUTED LOSS PER SHARE                  $         (4.29)       $         (3.50)    $         (8.30)    $         (6.34)
                                                  ----------------       ----------------    ----------------    ----------------
                                                  ----------------       ----------------    ----------------    ----------------


        See accompanying Notes to the Consolidated Financial Statements.

                        21ST CENTURY TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                             -----------------------------------------
                                                                                   1999                    1998
                                                                             -----------------       -----------------
OPERATING ACTIVITIES
Net loss                                                                     $    (26,838,978)       $    (16,514,864)
Adjustments to reconcile net loss to net
  cash used for operating activities:
     Depreciation and amortization                                                  4,239,416               1,644,928
     Amortization of debt discount                                                 13,624,827               9,683,893
     Amortization of debt issuance costs                                              799,846                 610,297
     Stock compensation                                                               211,160                 228,889
     Changes in operating assets and liabilities:
        Receivables, net                                                              (45,588)                (12,907)
        Other current assets                                                       (2,897,211)             (1,714,623)
        Accounts payable                                                            4,635,327                 867,464
        Accrued expenses and other
            current liabilities                                                       647,211                 835,378
        Noncurrent assets and liabilities, net                                       (814,322)               (227,014)
                                                                             -----------------       -----------------
NET CASH USED FOR OPERATING ACTIVITIES                                             (6,438,312)             (4,598,559)
                                                                             -----------------       -----------------

INVESTING ACTIVITIES
Capital expenditures                                                              (45,587,313)            (21,948,861)
Purchases and sales/maturities of short term investments, net                      39,670,511             (10,000,000)
Acquisition, net of cash acquired                                                  (2,653,914)                      -
                                                                             -----------------       -----------------
NET CASH USED FOR INVESTING ACTIVITIES                                             (8,570,716)            (31,948,861)
                                                                             -----------------       -----------------

FINANCING ACTIVITIES
Proceeds from issuance of senior discount notes                                             -             200,000,000
Proceeds from issuance of class A preferred stock,
     net of issuance costs                                                                  -               1,521,381
Issuance costs related to senior discount notes                                             -              (7,886,825)
Proceeds from issuance of exchangeable preferred stock,
     net of issuance costs                                                                  -              48,025,236
Payment under interim credit facility                                                       -              (8,000,000)
                                                                             -----------------       -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   -             233,659,792
                                                                             -----------------       -----------------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                  (15,009,028)            197,112,372
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   72,901,622               1,404,975
                                                                             -----------------       -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     57,892,594        $    198,517,347
                                                                             -----------------       -----------------
                                                                             -----------------       -----------------

        See accompanying Notes to the Consolidated Financial Statements.

                      21ST CENTURY TELECOM GROUP, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (UNAUDITED)

                                                                                        COMMON             CLASS A
                                                                                     SHARES TO BE         PREFERRED
                                              TOTAL              COMMON STOCK            ISSUED             STOCK
                                      ---------------------  --------------------  -----------------  ------------------
BALANCES, DECEMBER 31, 1998               $ (33,907,034)          $ 7,862,836          $ 123,432         $ 24,611,966
Net loss                                    (26,838,978)                    -                  -                    -
Stock issuances                               3,150,702             3,150,702                  -                    -
Accrued preferred stock dividends            (3,944,937)                    -                  -            1,123,965
Preferred stock accretion                      (439,665)                    -                  -              833,870
Issuance of shares to be issued                       -                41,034            (41,034)                   -
Stock options                                   211,160               211,160                  -                    -
Repurchase of options                          (183,194)             (183,194)                 -                    -
                                      ---------------------  --------------------  -----------------  ------------------
BALANCES, JUNE 30, 1999                   $ (61,951,946)         $ 11,082,538           $ 82,398         $ 26,569,801
                                      ---------------------  --------------------  -----------------  ------------------
                                      ---------------------  --------------------  -----------------  ------------------

                                                                                COMMON         COMMON          CLASS A
                                                                             SHARES TO BE       SHARE         PREFERRED
                                     RETAINED DEFICIT      COMMON SHARES        ISSUED         WARRANTS        SHARES
                                   ---------------------  ----------------  --------------  --------------  -------------
BALANCES, DECEMBER 31, 1998               $ (66,505,268)      3,493,965.7       27,429.2      1,747,066.0        1,554.8
Net loss                                    (26,838,978)                -              -                -              -
Stock issuances                                       -         700,156.1              -                -              -
Accrued preferred stock dividends            (5,068,902)                -              -                -              -
Preferred stock accretion                    (1,273,535)                -              -                -              -
Issuance of shares to be issued                       -           9,118.7       (9,118.7)               -              -
Stock options                                         -                 -              -                -              -
Repurchase of options                                 -                 -              -                -              -
                                   ---------------------  ----------------  --------------  --------------  -------------
BALANCES, JUNE 30, 1999                   $ (99,686,683)      4,203,240.5       18,310.5      1,747,066.0        1,554.8
                                   ---------------------  ----------------  --------------  --------------  -------------
                                   ---------------------  ----------------  --------------  --------------  -------------

        See accompanying Notes to Consolidated Financial Statements.

                        21ST CENTURY TELECOM GROUP, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2.   ACQUISITION OF BUSINESS

     On February 26, 1999, the Company acquired EnterAct Corp. ("EnterAct"), a Chicago-based provider of Internet access and commercial data services. EnterAct had approximately 50 employees. The majority of EnterAct's approximately 10,000 customers were residential dial up Internet access customers; however, a significant portion of EnterAct's 1998 calendar year revenues were derived from Internet, data and consulting services provided to its business customer base. The Company issued 696,994 shares of its no par value common stock valued by the Company at $4.50 per share to certain officers of EnterAct and agreed to pay an additional $6,500,000. The Company paid $2,500,000 at the closing and issued two non-interest bearing notes totaling $4 million. The notes are payable to executives of EnterAct over two years, one half due on the first anniversary date and one half due on the second anniversary date. This acquisition was accounted for as a purchase and accordingly the purchased assets and assumed liabilities have been recorded at their fair market values at the date of acquisition. The purchase price exceeded the estimated fair market value of the net assets acquired resulting in goodwill in the amount of $10,467,656, which is being amortized using the straight line method over 10 years. In addition, a stock option plan was approved and options were awarded to certain employees of EnterAct. EnterAct became the Company's Business Services Group, developing, marketing and selling data and telephony services to the business community.

     Since the acquisition of EnterAct was accounted for as a purchase its results of operations have been included with the Company's since the date of acquisition. Had the Company reflected the acquisition as of the beginning of the period, its revenues would have increased approximately $710,000 for the six months ended June 30, 1999. Comparatively, had the Company reflected the acquisition as of January 1, 1998, its revenues would have increased approximately $740,000 and $1,269,000 for the three and six months ended June 30, 1998, respectively. All other reportable supplemental pro forma information would not be materially different than the reported amounts.

3.   EARNINGS PER SHARE

     Basic per share amounts were based on weighted average common shares outstanding, excluding common stock equivalents, of 4,219,671.2 and 3,493,273.7 shares for the three months ended June 30 1999 and 1998, respectively and 3,999,538.2 and 3,366,572.0 shares for the six months ended June 30, 1999 and 1998, respectively. Given the anti-dilutive effect of including common stock equivalents in the calculation, diluted earnings per share amounts are not presented.

     At June 30, 1999, common shares issuable pursuant to options and warrants included: (1) 1,308,196 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 438,870 common share warrants related to 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, (4) 707,987.17 vested employee stock options, and (5) 18,994.7 common share warrants issued to a financial advisor. The net loss attributable to common shares on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

     At June 30, 1998, common shares issuable pursuant to options and warrants included: (1) 1,308,196 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 438,870 common share warrants related to the 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, (4) 330,072.2 vested employee stock options, and (5) 18,994.7 stock warrants issued to a financial advisor. The net loss attributable to common shares, on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

4.   CLASS A CONVERTIBLE 8% CUMULATIVE PREFERRED STOCK

                                               PREFERRED
                                                SHARES                  AMOUNT
                                             --------------        -----------------
         December 31, 1998                       1,554.8             $ 24,611,966
         Accrued Dividends                             -                1,123,965
         Accretion                                     -                  833,870
                                             --------------        -----------------
         June 30, 1999                           1,554.8              $26,569,801
                                             --------------        -----------------
                                             --------------        -----------------

5.   13 3/4% SENIOR CUMULATIVE EXCHANGEABLE PREFERRED STOCK

                                               PREFERRED
                                                SHARES                  AMOUNT
         December 31, 1998                     55,458.12             $ 52,617,006
         February 15, 1999 Stock Dividend       1,906.37                        -
         May 17, 1999 Stock Dividend            1,971.90                        -
         Accrued Dividends                                              3,944,937
         Accretion                                     -                  439,665
                                             --------------        -----------------
         June 30, 1999                         59,336.39              $57,001,608
                                             --------------        -----------------
                                             --------------        -----------------

     On June 8, 1999, the Company declared a quarterly dividend of .034375 share of 13 3/4% Senior Cumulative Exchangeable Preferred Stock per each share of Exchangeable Preferred Stock outstanding as of August 1, 1999, payable on August 16, 1999. An additional 2,039.69 shares of 13 3/4% Senior Cumulative Exchangeable Preferred stock will be issued on August 16, 1999 in settlement of these dividends.

6.   STOCK BASED COMPENSATION PLANS

     Effective January 30, 1997, the Company established a common stock option plan. No options were granted under this plan until October 1997. Options to purchase 728,667.8 shares of the Company's stock were originally granted under the plan of which 628,476.9 were outstanding as of June 30, 1999. Generally, options vest over 48 months from the date of employment and expire after ten years. Options vested under this plan as of June 30, 1999, totaled 410,916.1.

     Effective June 18, 1999, the Board of Directors voted to suspend the common stock option plan. No further awards will be granted. The Plan shall remain in effect with respect to all outstanding awards until such time as those outstanding awards are exercised, canceled, or otherwise terminated. The balance of shares reserved for the plan shall be allocated to one or more existing plans.

     Effective April 14, 1998, the Company established three stock option plans: the Executive Plan, the Key Management Plan, and the Employee Plan.

     Under the Executive Plan, 331,200 options are available for grant to two executive officers of the Company. As of June 30, 1999, all 331,200 shares available under the Executive Plan were awarded. Effective March 6, 1998, 278,200 options were awarded to an executive officer. The exercise price of the 278,200 shares was established at $1.12 per share which is less than the $4.50 per share fair market value determined by the Board of Directors. One half of the 278,200 shares awarded on March 6, 1998 or 139,100 shares vested immediately and a total of $470,158 was recorded as compensation expense as a result of the vesting of the 139,100 options. On April 14, 1998, an executive officer was awarded 53,000 options under the Executive Plan at an exercise price of $4.50 per share, which was determined by the Board of Directors to be the fair market value of the underlying common stock. All options vest over 48 months from the date of employment and expire after ten years. At June 30, 1999, 209,758.1 options were vested.

     Under the Key Management Plan and the Employee Plan, 150,000 and 50,000 options, respectively, were available for grant. As of June 30, 1999, a total of 154,000 options were granted under the Key Management Plan, 23,500 of which vested immediately. A total of 41,100 options were granted under the Employee Plan, 2,550 of which vested immediately. The exercise price of options under both plans, which was determined by the Board of Directors to be the fair market value of the underlying common stock, is $4.50 per share. All options under these plans vest over four years beginning July 1, 1999 and expire 10 years from date of grant.

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

     Under the 1999 Stock Incentive Plan 60,000 options are available for grant primarily to specifically named former employees of EnterAct. On February 26, 1999, 51,000 of the shares available under the 1999 Stock Incentive Plan were awarded to such employees with an additional 4,205 options awarded to newly hired employees of the Company in March 1999 and 4,905 options awarded to newly hired employees of the Company in April 1999. Options related to both awards have an exercise price of $4.50 which is equal to the $4.50 fair market value determined by the Board of Directors. All options vest at 25% of the total shares subject to the option, so that the option is fully vested on the fourth anniversary of the grant date. At June 30, 1999, there were no options vested.

     Under the 1999 ISP Stock Plan 599,958 options are available for grant to specifically named former employees of EnterAct. On February 26, 1999, all 599,958 shares available under the 1999 ISP Stock Plan were awarded at various exercise prices with the vesting status determined by the respective measurement dates. The series "A" option price is $35.26 that is subject to a measurement date of the second anniversary date of the grant and expires on the seventh anniversary date of the grant. The series "B" option price is $45.33 that is subject to a measurement date of the second anniversary date of the grant and expires on the seventh anniversary date of the grant. The series "C" option price is $65.48 that is subject to a measurement date of the third anniversary date of the grant and expires on the eighth anniversary date of the grant. Unless terminated, all options vest at 100% on the measurement date provided the fair market value per share of the stock is equal to or greater than the exercise price per share on the measurement date. If on the measurement date the fair market value per share of the stock is less than the exercise price per share the option shall terminate in its entirety. Depending upon the reason and timing for termination of employment, there are specific provisions that allow the employee to exercise vested shares for a period up to one year after termination of employment. Specific vesting guidelines related to change of Company control or death or disability of the employee could result in 100% vesting of options prior to the measurement dates previously stated. At June
30, 1999, there were no options vested.

     Under the ISP Employee Stock Option Plan 98,703 options are available for grant to specifically named former employees of EnterAct. The ISP Employee Stock Option Plan was created by the Company as a substitute for EnterAct's previous option plan. On February 26, 1999, 98,678 shares available under the 1999 ISP Employee Stock Option Plan were awarded at an exercise price of $4.50 which is equal to the $4.50 fair market value determined by the Board of Directors. All options vest at 50% on the first anniversary of the original grant date, 75% on the second anniversary of the original grant date and 100% on the third anniversary of the original grant date. Depending upon the reason for termination of employment, there are specific provisions that allow the employee to exercise vested shares within 60 days of termination of employment. Options expire after ten years from the date of grant. At June 30, 1999, 61,263 options were vested.

7.   COMMITMENTS AND CONTINGENCIES

     On June 30, 1999, the Company entered into a three-year master equipment lease with Cisco Systems Capital Corporation under which the Company may lease computer equipment as needed. This lease is effectively a financing arrangement that allows the Company to finance up to $3 million in equipment. Total lease payments are dependent upon the types and quantities of equipment needed. As of June 30, 1999, no equipment had been leased.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the historical results of operations and financial condition of 21st Century Telecom Group, Inc. (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999 and the Company's Annual Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998. This discussion contains forward-looking statements which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth in this report.

GENERAL

     21st Century was awarded a franchise in 1996 by the City of Chicago that allows for the construction of the Distributed Ring-Star (DRS) Network in Chicago's Area 1. Under this 15-year renewable license, the Company is granted unrestricted access to the public right-of-way to construct, operate and maintain its DRS Network to all residential and commercial subscribers. In March 1998, the Company was awarded a franchise to provide cable service to the Village of Skokie. Construction of the Skokie system began during the second quarter 1999. In March 1999, the Company was awarded a franchise in the Village of Northbrook. In June 1999, the Company applied for franchises in Areas 2, 3 and 4 in the City of Chicago. The Company's principal focus remains the development of its communications business in Chicago's Area 1.

     The Company has incurred net losses in each year since its inception, and as of June 30, 1999, the Company had an accumulated deficit of $99,686,683. As the Company continues to expand its operations, it anticipates that it will continue to incur net losses during the next several years as a result of (i) substantially increased depreciation and amortization from the construction of networks, (ii) significantly increased operating expenses as it builds its subscriber base and (iii) interest charges associated with the Senior Discount Notes. There can be no assurance that growth in the Company's revenues or subscriber base will occur or that the Company will be able to achieve or sustain profitability or positive cash flow.

     The Company acquired EnterAct Corp. ("EnterAct") on February 26, 1999. The acquistion was accounted for as a purchase. As such, its results of operations have been included since the acquisition date.

RESULTS OF OPERATIONS

REVENUES

     The Company generated subscriber revenues of $2,668,239 and $3,793,640 for the three and six months ended June 30, 1999 and $139,878 and $205,369 for the three and six months ended June 30, 1998. The increased subscriber revenues resulted from the installation of service into contracted buildings on the new DRS network and sales efforts to increase penetration of services into these buildings. The acquisition of EnterAct, the Company's Business Services Group ("BSG"), contributed to approximately 60% of the total increase in revenues during the six months ended June 30, 1999 when compared to the corresponding prior period. The Company's BSG offers dial-up access to the Internet, as well as an expanding line of commercial business services, including, web hosting, Internet consulting, co-location and networking. At June 30, 1999, the Company was providing service to approximately 19,000 voice, video and data connections in 74 bulk MDU's and 322 right of entry ("ROE") buildings as well as over 8,600 dialup Internet connections and approximately 2,200 business data and telephony connections. As of June 30, 1999, there were 4,240 backlogged connection orders for bulk MDU and ROE customers.

EXPENSES

     The Company incurred operating expenses of $12,369,385 and $20,576,342 for the three and six months ended June 30, 1999, and $6,025,952 and $11,345,754 for the three and six months ended June 30, 1998. The increase in operating expenses resulted from activities required to accelerate the network build-out, operate the franchise and deliver services. Approximately, $1,815,000 and $2,253,000 of the increased operating expenses for the three and six months ended June 30, 1999 was due to the acquisition of EnterAct.

NETWORK OPERATIONS

     The component of operating expenses that represents network operating costs related to the delivery of cable and internet services increased $1,793,442 and $2,923,393 during the three and six months ended June 30, 1999, when compared to the corresponding prior periods. Of this increase, $1,237,000 and $1,744,000 for the respective periods relate to increases in the direct costs of providing services to customers such as the cost of video programming, license and fees, access and connection costs for telephony and internet. The remaining increase is directly related to the continued ramp-up in the design and construction of the network and addition of personnel.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $7,060,202 and $11,920,974 for the three and six months ended June 30, 1999 and $4,173,353 and $8,208,267 for the three and six months ended June 30, 1998. The increase in selling, general and administrative expenses reflects the Company's acquisition and servicing of subscribers, promotion costs, and the addition of employees to support Information Technology functions established within the Company, as well as certain key sales and marketing positions. During the fourth quarter of 1998, the Company established a state-of-the-art call center staffed with customer service professionals and technical support specialists available 24 hours a day, seven days a week. This has contributed to the increase in general and administrative expenses for the three and six months ended June 30, 1999 when compared to the corresponding prior periods.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization costs were $2,539,650 and $4,239,416 for the three and six months ended June 30, 1999 and $876,508 and $1,644,928 for the three and six months ended June 30, 1998. The increase in depreciation and amortization costs is primarily attributable to the increase in plant placed into service as the Company continues to buildout its network, goodwill amortization relating to the purchase of EnterAct, and depreciation on vehicles being capitalized under a master fleet lease arrangement.

INTEREST AND OTHER CHARGES

     Interest expense increased $376,635 and $3,116,216 during the three and six months ended June 30, 1999, when compared to the corresponding prior periods. The increase was due primarily to the amortization of the debt discount associated with the Senior Discount Notes having been issued in February 1998, thus the six months ended June 30,1998 received less than a full period of amortization. Amortization of issuance costs on Senior Discount Notes was $394,479 and $799,846 during the three and six months ended June 30, 1999 and $393,481 and $610,297 for the three and six months ended June 30, 1998. These charges resulted from the issuance costs associated with the Senior Discount Notes issued in February 1998 and their subsequent amortization. The increase in interest and other charges was partially offset by capitalized interest on construction work in process.

NET LOSS

     For the three months ended June 30, 1999 and 1998, the Company incurred net losses amounting to $14,898,254 and $9,329,203. For the six months ended June 30, 1999 and 1998, the Company incurred net losses amounting to $26,838,978 and $16,514,864 respectively. The Company expects its net losses to continue to increase as it introduces new services and as the Company continues to build-out the DRS Network and seeks to expand its business.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $6,438,312 for the six months ended June 30, 1999, and $4,598,559 for the six months ended June 30, 1998. Net cash used for operating activities for the six months ended June 30, 1999 and 1998 resulted principally from the Company's net loss from operations and increases in the amount of inventory on hand. These items were partially offset by amortization of the discount on the 12 1/4% Senior Discount Notes, amortization of debt issuance costs, depreciation expense, stock compensation expenses and the increase in accounts payable.

     Cash flows used for investing activities totaled $8,570,716 in the six months ended June 30, 1999. Cash flows used for investing activities totaled $31,948,861 in the six months ended June 30, 1998. Cash requirements in the six months ended June 30, 1999 consisted of costs for continued deployment of the network in the Area 1 franchise and installing and facilitating the telephone switching equipment in the Telephone Operations Center (TOC), which is also located at the corporate headquarters. The sale and maturity of short term investments, which was net of purchases, offset the cash used to continue to build-out the network. On February 26, 1999, the Company acquired EnterAct, a Chicago-based provider of Internet access and commercial data services. EnterAct had approximately 50 employees. The majority of EnterAct's approximately 10,000 customers are residential dial up Internet access customers; however, a significant portion of EnterAct's 1998 calendar year revenues were derived from Internet, data and consulting services provided to its business customer base. In connection with this transaction, the Company issued 696,994 shares of its no par value common stock to certain officers of EnterAct and agreed to pay an additional $6,500,000. The Company paid $2,500,000 at the closing and issued two non-interest bearing notes totaling $4 million. The notes are payable to executives of EnterAct over two years, one half due on the first anniversary date and one half due on the second anniversary date. In addition, a stock option plan was approved and options were awarded to certain employees of EnterAct. EnterAct became the Company's Business Services Group developing, marketing and selling data and telephone services to the business community. Cash requirements for the six months ended June 30, 1998 consisted primarily of the cost of building and equipping the NOC and facilitating the corporate headquarters and network construction.

     Cash flow from financing activities was $233,659,792 in the six months ended June 30, 1998. In the six months ended June 30, 1998, the private sale of $ 200 million in Senior Discount Notes; the sale of $ 50 million in Exchangeable Preferred Stock; and the sale of Class A Preferred Stock; generated a net of $192,113,175, $48,025,236, and $1,521,381, respectively. This was offset by the
$8,000,000 repayment of the interim credit facility.

     The cost of network development, construction and start-up activities of the Company has required and will continue to require substantial capital. The Company estimates that its aggregate capital expenditure requirements related to DRS Network construction in Area 1 until completion in mid-2000, will total approximately $220 million, of which approximately $100 million has been spent since the construction of Area 1 was initiated. The Company will fund these expenditures from the net proceeds of the sale of the 12 1/4% Senior Discount Notes and the 13 3/4% Senior Cumulative Exchangeable Preferred Stock. In order to retain funds available to support its operations, the Company has no expectation of paying cash interest on the Senior Discount Notes or cash dividends on the Exchangeable Preferred Stock prior to February 15, 2003. The Company may require additional financing in the future if it begins to develop additional franchise areas or if the development of Area 1 in Chicago is delayed or requires costs in excess of current expectations. There can be no assurance that the Company will be able to obtain any additional debt or equity financing, or that the terms thereof will be favorable to the Company or its existing creditors or investors. On August 5, 1998 the Company entered into a $40 million bank revolving credit facility with a number of banks to provide supplemental financing. On October 30, 1998 the Company entered into Amendment No. 1 to its bank revolving credit facility which adjusted certain operating covenants. On February 26, 1999, the Company entered into a letter of credit which was secured by $2 million under its bank revolving credit facility. The letter of credit serves as security for a promissory note due to executives of EnterAct. On June 30, 1999, the Company entered into a three-year master equipment lease with Cisco Systems Capital Corporation under which the Company may lease computer equipment as needed. This lease is effectively a financing arrangement that allows the Company to finance up to $3 million in equipment. Total lease payments are dependent upon the types and quantities of equipment needed. As of June 30, 1999, no equipment had been leased.

IMPACT OF YEAR 2000

     The Company has been actively and aggressively working to ensure Year 2000 compliance which included an awareness program started in the third quarter of 1998. The Company has initiated a formal program to address the Year 2000 issue that includes a project office. The Company has substantially completed a comprehensive inventory and assessment of Information Technology (IT) and non-IT related systems and equipment that may be affected by Year 2000 issues. The Company has contracted with a third party to assist with its Year 2000 assessment. The Company has completed the replacement of all financial systems to meet Year 2000 compliance. Substantially all of the remaining critical business systems have been certified by the vendors to be Year 2000 compliant. The Company's testing plan may include unit testing as well as regression analysis. The replacement and remediation of IT and non-IT systems is approximately 80% to 85% complete and is on target for completion in the third quarter of 1999. The Company is assessing the Year
2000 readiness of its critical vendors and suppliers and has sent letters inquiring as to their status regarding their Year 2000 readiness. The Company will perform additional procedures as necessary to evaluate risks associated with third parties and will consider these risks when establishing contingency plans. The Company is developing contingency plans to mitigate the potential disruptions that may result from Year 2000 issues. These plans may include securing alternative sources for critical vendors and suppliers, as well as other measures considered appropriate by management and is on target for completion in the third quarter of 1999.

     While the Company believes its efforts to avoid any material adverse effect on the Company's operations or financial condition will be successful, given the complexity and risks, there can be no assurance these efforts will be successful. Risks include, but are not limited to, the readiness of vendors, suppliers, and remediation projects. However, the Company does not anticipate any disruptions in the ability to provide its products and services subsequent to December 31, 1999. The Company has not incurred incremental costs to date and believes the total cost of the Year 2000 project will not have a material effect on its results of operations.

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


         SIGNATURE                 TITLE                              DATE
         ---------                 -----                              ----


  /s/ Robert J. Currey       President, Chief Executive Officer
-------------------------    and Director                        August 13, 1999
Robert J. Currey


  /s/ Ronald D. Webster      Chief Financial Officer             August 13, 1999
--------------------------
Ronald D. Webster

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit Number       Description of Exhibits
--------------------------------------------------------------------------------
3.1*                 Amended Articles of Incorporation
--------------------------------------------------------------------------------
3.2*                 By-laws
--------------------------------------------------------------------------------
4.1*                 Indenture dated February 15, 1998 between the Company, as
                     Issuer, and State Street Bank and Trust, as Trustee, with
                     respect to the 12 1/4 Senior Discount Notes Due 2008
--------------------------------------------------------------------------------
4.2*                 Form of the 12 1/4 Senior Discount Notes Due 2008
--------------------------------------------------------------------------------
4.3*                 Indenture dated as of February 15, 1998 between the Company and IBJ Stirred Bank & Trust Company, as Trustee, with
                     respect to the Exchange Debenture
--------------------------------------------------------------------------------
4.4*                 Form of the 13 3/4 Senior Cumulative Exchangeable Preferred
                     Stock Due 2010
--------------------------------------------------------------------------------
4.5*                 Registration Rights Agreement dated as of February 2, 1998 by and among the Company and Credit Suisse First Boston
                     Corporation, BancAmerica Robertson Stephens and BancBoston
                     Securities, Inc., as Initial Purchasers
--------------------------------------------------------------------------------
10.1*                Franchise Agreement dated as of June 24, 1996 by and among the City of Chicago and the Company
--------------------------------------------------------------------------------
10.2*                License Agreement dated as of October 27, 1994 by and among the Chicago Transit Authority and the Company
--------------------------------------------------------------------------------
10.3*                CSG Master Subscriber Management System Agreement dated as of May 28, 1997 by and among CSG Systems, Inc. and the
                     Company
--------------------------------------------------------------------------------
10.4*                Telemarketing Consultation Agreement dated as of August 5,
                     1997 by and among the Company and ITI Marketing Services,
                     Inc.
--------------------------------------------------------------------------------
10.5*                Pole Attachment Agreement dated as of April 3, 1996 by and among the Company and Commonwealth Edison Company
--------------------------------------------------------------------------------
10.6*                Pole Attachment Agreement dated as of November 14, 1998 by and among the Company and Ameritech--Illinois
--------------------------------------------------------------------------------
10.7*                Office Lease dated January 31, 1997 by and among the
                     Company and LaSalle National Bank
--------------------------------------------------------------------------------
10.8*                Franchise Agreement dated as of March 16, 1998 by and
                     between the Village of Skokie, Illinois and 21st Century
                     Cable TV of Illinois, Inc.
--------------------------------------------------------------------------------
10.9*                Interconnection Agreement dated as of May 5, 1997 by and
                     between Ameritech Information Industry Services and 21st
                     Century Telecom of Illinois, Inc.
--------------------------------------------------------------------------------
10.10*               Network Products Purchase Agreement by and between Northern
                     Telecom Inc. and the Company
--------------------------------------------------------------------------------
21.1*                Subsidiaries of the Company
--------------------------------------------------------------------------------
27.1                 Financial Data Schedule
--------------------------------------------------------------------------------

*Incorporated herein by reference to the Company's S-4 Registration Statement filed on March 3, 1998

  (Commission File No. 333-47235).