Form 10-Q
period 1999-09-30
21ST CENTURY TELECOM GROUP INC
filed 1999-11-15
CIK 1056751

------------------------------------------------------------------------------


                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                      OR

      [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from __________ to __________
                           COMMISSION FILE NUMBER: 333-47235


                                    [LOGO]


                          21ST CENTURY TELECOM GROUP, INC.
          (Exact Name of Registrant as specified in its charter)


     ILLINOIS                                              36-4076758
(State or other jurisdiction                               (IRS Employer
of incorporation or organization)                        Identification No.)


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

   On November 10, 1999, 12,751,431.1 shares of the Registrant's Common Stock were outstanding.


------------------------------------------------------------------------------

                           TABLE OF CONTENTS

                     PART I. FINANCIAL INFORMATION
                                                                                                   PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998                   1

         Consolidated Statements of Operations for the Three and Nine Months Ended
         September 30, 1999 and September 30, 1998                                                    2

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999
         and September 30, 1998                                                                       3

         Consolidated Statement of Changes in Shareholders' Equity for the Nine Months
         Ended September 30, 1999                                                                     4

         Notes to Unaudited Interim Consolidated Financial Statements                                 5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        9


                                            PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                            13

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        21ST CENTURY TELECOM GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                                            SEPTEMBER 30,          DECEMBER 31,
                                          ASSETS                                               1999                   1998
                                                                                          ------------------     -----------------
                                                                                             (UNAUDITED)
Current Assets
Cash and cash equivalents                                                                 $      25,094,932      $     72,901,622
Accounts receivable, less allowances
  of $409,266 and $1,376, respectively                                                              832,049               157,082
Short term investments                                                                           48,941,472            98,464,936
Inventory                                                                                        15,763,062            10,385,575
Prepaid expenses and other                                                                          996,164               598,878
                                                                                          ------------------     -----------------
    Total current assets                                                                         91,627,679           182,508,093

PROPERTY, PLANT AND EQUIPMENT
Leasehold improvements                                                                            9,935,089             5,647,709
Capital equipment leases                                                                          2,899,077                     -
Property, plant and equipment                                                                   130,018,895            57,475,153
Less: accumulated depreciation                                                                  (11,462,143)           (4,814,143)
                                                                                          ------------------     -----------------
    Property, plant and equipment, net                                                          131,390,918            58,308,719

OTHER ASSETS
Restricted cash collateral reserve                                                                4,021,496             1,796,880
Prepaid franchise fees                                                                            3,779,331             3,685,961
Debt issuance costs, net of amortization of $2,581,417 and $1,386,138, respectively               5,417,320             6,601,105
Deferred franchise costs, net of amortization of $758,269 and $623,681, respectively                279,956               350,144
Bank commitment fee, net of amortization of $234,079 and $78,604, respectively                      742,827               898,302
Deferred mapping and design, net of amortization of $127,641 and $93,071, respectively              104,707                44,880
Goodwill, net of amortization of $602,136                                                         9,865,520                     -
Other deferred costs                                                                                197,503               149,889
                                                                                          ------------------     -----------------
    Total other assets                                                                           24,408,660            13,527,161
                                                                                          ------------------     -----------------
         Total assets                                                                     $     247,427,257      $    254,343,973
                                                                                          ==================     =================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                          $      15,692,919      $     10,688,242
Accrued severance                                                                                 1,387,430             1,230,000
Notes payable                                                                                     2,000,000                     -
Accrued expenses and other                                                                        2,093,479             1,261,982
                                                                                          ------------------     -----------------
    Total current liabilities                                                                    21,173,828            13,180,224

Senior discount notes, net of discount of $119,932,594 and $140,681,223, respectively           243,202,406           222,453,777
Notes payable                                                                                     2,000,000                     -
Other long term obligations                                                                       2,242,411                     -
                                                                                          ------------------     -----------------
    Total noncurrent liabilities                                                                247,444,817           222,453,777
                                                                                          ------------------     -----------------
         Total liabilities                                                                      268,618,645           235,634,001

REDEEMABLE PREFERRED STOCK
13 3/4% senior cumulative exchangeable preferred stock, $.01 par value
     61,376.08 and 55,458.12 shares outstanding, respectively                                    59,297,753            52,617,006

SHAREHOLDERS' EQUITY
Class A convertible 8% cumulative preferred stock, no par value                                  27,592,791            24,611,966
Voting and non-voting common stock                                                               11,346,651             7,862,836
Common shares to be issued                                                                           40,787               123,432
Retained deficit                                                                               (119,469,370)          (66,505,268)
                                                                                          ------------------     -----------------
    Total shareholders' equity                                                                  (80,489,141)          (33,907,034)
                                                                                          ------------------     -----------------
         Total liabilities and shareholders' equity                                       $     247,427,257      $    254,343,973
                                                                                          ==================     =================


See accompanying Notes to the Consolidated Financial Statements.

                        21ST CENTURY TELECOM GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                           FOR THE THREE MONTHS                        FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                                  ----------------------------------------    --------------------------------------
                                                        1999                    1998                1999                 1998
                                                  -----------------       ----------------    -----------------    -----------------
OPERATING REVENUES                                $      3,150,238                280,159     $      6,943,878              485,528
                                                  -----------------       ----------------    -----------------    -----------------

OPERATING EXPENSES
Network operations                                       3,312,900                991,259            7,728,852            2,450,951
Sales and marketing                                      2,741,891                882,437            6,244,813            2,878,264
General and administrative                               5,154,591              4,479,229           13,572,644           10,724,536
Depreciation and amortization                            3,147,628              1,220,384            7,387,043            2,865,312
                                                  -----------------       ----------------    -----------------    -----------------
     Total operating expenses                           14,357,010              7,573,309           34,933,352           18,919,063
                                                  -----------------       ----------------    -----------------    -----------------

OPERATING LOSS                                         (11,206,772)            (7,293,150)         (27,989,474)         (18,433,535)

OTHER (INCOME) EXPENSE
Interest expense                                         6,076,614              6,262,339           19,030,185           16,099,695
Interest income                                         (1,268,508)            (2,971,087)          (4,965,650)          (8,044,264)
Amortization of debt issuance costs                        395,432                407,346            1,195,279            1,017,645
Other (income) expense                                      53,242                      -               53,242                    -
                                                  -----------------       ----------------    -----------------    -----------------
     Total other (income) expense                        5,256,780              3,698,598           15,313,056            9,073,076
                                                  -----------------       ----------------    -----------------    -----------------


NET LOSS                                               (16,463,552)           (10,991,748)         (43,302,530)         (27,506,611)

Preferred stock requirements                            (3,319,135)            (2,987,123)          (9,661,572)          (7,828,057)
                                                  -----------------       ----------------    -----------------    -----------------

NET LOSS ATTRIBUTABLE TO COMMON SHARES            $    (19,782,687)       $   (13,978,871)    $    (52,964,102)    $    (35,334,668)
                                                  =================       ================    =================    =================

Weighted average common
    shares outstanding                                12,683,772.2           10,481,897.1         12,237,169.5         10,228,509.7

BASIC AND DILUTED LOSS PER SHARE                  $          (1.56)       $         (1.33)    $          (4.33)    $          (3.45)
                                                  =================       ================    =================    =================



See accompanying Notes to the Consolidated Financial Statements.

                        21ST CENTURY TELECOM GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                                          FOR THE NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                              ---------------------------------------------
                                                                                      1999                      1998
                                                                              -------------------       -------------------
OPERATING ACTIVITIES
Net loss                                                                      $      (43,302,530)       $      (27,506,611)
Adjustments to reconcile net loss to net
  cash used for operating activities:
     Depreciation and amortization                                                     7,387,044                 2,865,312
     Amortization of debt discount                                                    20,748,629                15,940,951
     Amortization of debt issuance costs                                               1,195,279                 1,017,645
     Stock compensation                                                                  373,144                   792,182
     Changes in operating assets and liabilities:
        Receivables, net                                                                (331,225)                  (71,084)
        Inventory                                                                     (5,377,487)               (2,458,360)
        Other current assets                                                            (387,296)                 (696,438)
        Accounts payable                                                               5,124,583                 3,387,502
        Accrued expenses and other
            current liabilities                                                           80,018                 1,582,238
        Noncurrent assets and liabilities, net                                        (3,243,750)               (1,353,872)
                                                                              -------------------       -------------------
NET CASH USED FOR OPERATING ACTIVITIES                                               (17,733,591)               (6,500,535)
                                                                              -------------------       -------------------

INVESTING ACTIVITIES
Capital expenditures                                                                 (79,280,306)              (35,966,958)
Purchases and sales/maturities of short term investments, net                         49,523,464               (99,561,203)
Acquisition, net of cash acquired                                                     (2,653,914)                        -
                                                                              -------------------       -------------------
NET CASH USED FOR INVESTING ACTIVITIES                                               (32,410,756)             (135,528,161)
                                                                              -------------------       -------------------

FINANCING ACTIVITIES
Proceeds from issuance of senior discount notes                                                -               200,000,000
Proceeds from issuance of class A preferred stock,
     net of issuance costs                                                                     -                 1,521,381
Issuance costs related to senior discount notes                                                -                (7,886,825)
Proceeds from issuance of exchangeable preferred stock,
     net of issuance costs                                                                     -                48,025,236
Proceeds from issuance of Common Stock                                                    72,216                         -
Repurchase of Options                                                                   (183,194)                        -
Proceeds from leases, net                                                              2,448,635                         -
Payment under interim credit facility                                                          -                (8,000,000)
                                                                              -------------------       -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              2,337,657               233,659,792
                                                                              -------------------       -------------------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                     (47,806,690)               91,631,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      72,901,622                 1,404,975
                                                                              -------------------       -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $       25,094,932        $       93,036,071
                                                                              ===================       ===================


See accompanying Notes to the Consolidated Financial Statements.

                      21ST CENTURY TELECOM GROUP, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                               (UNAUDITED)


                                                                             COMMON         CLASS A
                                                                          SHARES TO BE    PREFERRED         RETAINED
                                                TOTAL      COMMON STOCK      ISSUED         STOCK           DEFICIT
                                        ---------------  ---------------  -------------  ------------  ---------------
Balances, December 31, 1998              $ (33,907,034)   $ 7,862,836      $ 123,432     $ 24,611,966   $ (66,505,268)
Net loss                                   (43,302,530)             -              -                -     (43,302,530)
Stock issuances                              3,211,220       3,211,220             -                -               -
Accrued preferred stock dividends           (6,019,683)             -              -        1,717,926      (7,737,609)
Preferred stock accretion                     (661,064)             -              -        1,262,899      (1,923,963)
Issuance of shares to be issued                      -         82,645        (82,645)               -               -
Stock options                                  373,144        373,144              -                -               -
Repurchase of options                         (183,194)      (183,194)             -                -               -
Shares issued for stock split                        -              -              -                -               -
                                        ------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1999             $ (80,489,141)   $11,346,651      $  40,787     $ 27,592,791   $(119,469,370)
                                        ==============================================================================


                                                             COMMON        COMMON         CLASS A
                                              COMMON     SHARES TO BE      SHARE         PREFERRED
                                              SHARES        ISSUED       WARRANTS          SHARES
                                         --------------  ------------  -------------  --------------
Balances, December 31, 1998                3,493,965.7     27,429.2      1,747,066.0         1,554.8
Net loss                                             -            -                -               -
Stock issuances                              721,066.1            -                -               -
Accrued preferred stock dividends                    -            -                -               -
Preferred stock accretion                            -            -                -               -
Issuance of shares to be issued               18,365.7    (18,365.7)               -               -
Stock options                                        -            -                -               -
Repurchase of options                                -            -                -               -
Shares issued for stock split              8,484,922.0            -      3,494,132.0               -
                                         --------------  -----------   -------------  --------------
BALANCES, SEPTEMBER 30, 1999              12,718,319.5      9,063.5      5,241,198.0         1,554.8
                                         ==============  ===========   =============  ==============




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

     The Company declared a three for one common stock split effective September 30, 1999. All common stock amounts and per share amounts reported reflect this stock split.



2.       ACQUISITION OF BUSINESS

     On February 26, 1999, the Company acquired EnterAct, L.L.C. ("EnterAct"), a Chicago-based provider of Internet access and commercial data services. EnterAct had approximately 50 employees. The majority of EnterAct's approximately 10,000 customers were residential dial up Internet access customers; however, a significant portion of EnterAct's 1998 calendar year revenues were derived from Internet, data and consulting services provided to its business customer base. The Company issued 2,090,982 shares of its no par value common stock valued by the Company at $1.50 per share to certain officers of EnterAct and agreed to pay an additional $6,500,000. The Company paid $2,500,000 at the closing and issued two non-interest bearing notes totaling $4 million. The notes are payable to executives of EnterAct over two years, one half due on the first anniversary date and one half due on the second anniversary date. This acquisition was accounted for as a purchase and accordingly the purchased assets and assumed liabilities have been recorded at their fair market values at the date of acquisition. The purchase price exceeded the estimated fair market value of the net assets acquired resulting in goodwill in the amount of $10,467,656, which is being amortized using the straight line method over 10 years. In addition, stock option plans were approved and options were awarded to certain employees of EnterAct. EnterAct became the Company's Business Services Group, developing, marketing and selling data and telephony services to the business community.

     Since the acquisition of EnterAct was accounted for as a purchase its results of operations have been included with the Company's since the date of acquisition. Had the Company reflected the acquisition as of the beginning of the period, its revenues would have increased approximately $710,000 for the nine months ended September 30, 1999. Comparatively, had the Company reflected the acquisition as of January 1, 1998, its revenues would have increased approximately $864,319 and $2,132,959 for the three and nine months ended September 30, 1998, respectively. All other reportable supplemental pro forma information would not be materially different than the reported amounts.

3.       EARNINGS PER SHARE

       As mentioned in Note 1, the Company declared a three for one common stock split effective September 30, 1999. All common stock amounts and per share amounts reported reflect this stock split.

     Basic per share amounts were based on weighted average common shares outstanding, excluding common stock equivalents, of 12,683,772.2 and 10,481,897.1 shares for the three months ended September 30 1999 and 1998, respectively and 12,237,169.5 and 10,228,509.7 shares for the nine months ended September 30, 1999 and 1998, respectively. Given the anti-dilutive effect of including common stock equivalents in the calculation, diluted earnings per share amounts are not presented.

     At September 30, 1999, common shares issuable pursuant to options and warrants included: (1) 3,924,588 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 1,316,610 common share warrants related to 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 3,750,000 options issued in connection with certain Directors' guarantee of a loan, (4) 2,359,980.9 vested employee stock options, and (5) 56,984.1 common share warrants issued to a financial advisor. The net loss attributable to common shares on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

     At September 30, 1998, common shares issuable pursuant to options and warrants included: (1) 3,924,588 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 1,316,610 common share warrants related to the 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 3,750,000 options issued in connection with certain Directors' guarantee of a loan, (4) 1,618,280.7 vested employee stock options, and (5) 56,984.1 stock warrants issued to a financial advisor. The net loss attributable to common shares, on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

4.       CLASS A CONVERTIBLE 8% CUMULATIVE PREFERRED STOCK

                                               PREFERRED
                                                SHARES                  AMOUNT
                                             --------------        -----------------
         December 31, 1998                       1,554.8             $ 24,611,966
         Accrued Dividends                             -                1,717,926
         Accretion                                     -                1,262,899
                                             --------------        -----------------
         September 30, 1999                      1,554.8              $27,592,791
                                             ==============        =================


5.      13 3/4 % SENIOR CUMULATIVE EXCHANGEABLE PREFERRED STOCK

                                               PREFERRED
                                                SHARES            AMOUNT
         December 31, 1998                     55,458.12       $ 52,617,006
         February 15, 1999 Stock Dividend       1,906.37                  -
         May 17, 1999 Stock Dividend            1,971.90                  -
         August 16, 1999 Stock Dividend         2,039.69                  -
         Accrued Dividends                             -          6,019,683
         Accretion                                     -            661,064
                                             --------------  -----------------

         September 30, 1999                    61,376.08        $59,297,753
                                             ==============  =================


     On August 16, 1999, the Company declared a quarterly dividend of .034375 share of 13 3/4% Senior CumulativE Exchangeable Preferred Stock per each share of Exchangeable Preferred Stock outstanding as of August 1, 1999, payable on November 15, 1999. An additional 2,039.69 shares of 13 3/4% Senior Cumulative Exchangeable Preferred stock was issued on August 16, 1999 in settlement of these dividends.

6.   STOCK BASED COMPENSATION PLANS

     Effective January 30, 1997, the Company established a common stock option plan. No options were granted under this plan until October 1997. Options to purchase 1,841,129.7 shares of the Company's stock were originally granted under the plan of which 1,841,129.7 were outstanding as of September 30, 1999. Generally, options vest over 48 months from the date of employment and expire after ten years. Options vested under this plan as of September 30, 1999, totaled 1,191,285.

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

     Effective April 14, 1998, the Company established three stock option plans: the Executive Plan, the Key Management Plan, and the Employee Plan.

     Under the Executive Plan, 993,600 options are available for grant to two executive officers of the Company. As of September 30, 1999, all 993,600 shares available under the Executive Plan were awarded. Effective March 6, 1998, 834,600 options were awarded to an executive officer. The exercise price of the 834,600 shares was established at $0.37 per share which is less than the $1.50 per share fair market value determined by the Board of Directors. One half of the 834,600 shares awarded on March 6, 1998 or 417,300 shares vested immediately and a total of $470,158 was recorded as compensation expense as a result of the vesting of the 417,300 options. On April 14, 1998, an executive officer was awarded 159,000 options under the Executive Plan at an exercise price of $1.50 per share, which was determined by the Board of Directors to be the fair market value of the underlying common stock. All options vest over 48 months from the date of employment and expire after ten years. At September 30, 1999, 665,292.9 options were vested.

     Under the Key Management Plan and the Employee Plan, 474,000 and 470,873 options, respectively, were available for grant. As of September 30, 1999, a total of 474,000 options were granted under the Key Management Plan, 167,625 of which are vested. A total of 341,349 options were granted under the Employee Plan, of which 24,456 are vested. The exercise price of options under both plans, which was determined by the Board of Directors to be the fair market value of the underlying common stock, is $1.50 per share. All options under these plans vest over four years beginning July 1, 1999 and expire 10 years from date of grant.

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

     Under the 1999 Stock Incentive Plan 180,000 options are available for grant primarily to specifically named former employees of EnterAct. On February 26, 1999, 150,300 of the shares available under the 1999 Stock Incentive Plan were awarded to such employees with an additional 12,615 options awarded to newly hired employees of the Company in March 1999 and 8,805 options awarded to newly hired employees of the Company in April 1999. Options related to both awards have an exercise price of $1.50 which is equal to the $1.50 fair market value determined by the Board of Directors. All options vest at 25% of the total shares subject to the option, so that the option is fully vested on the fourth anniversary of the grant date. At September 30, 1999, there were no options vested.

     Under the 1999 ISP Stock Plan 1,799,748 options are available for grant to specifically named former employees of EnterAct. On February 26, 1999, all 1,799,748 shares available under the 1999 ISP Stock Plan were awarded at various exercise prices with the vesting status determined by the respective measurement dates. Under the 1999 ISP Stock Plan, three series of options have been issued. The series "A" option price is $11.75 that is subject to a measurement date of the second anniversary date of the grant and expires on the seventh anniversary date of the grant. The series "B" option price is $15.11 that is subject to a measurement date of the second anniversary date of the grant and expires on the seventh anniversary date of the grant. The series "C" option price is $21.83 that is subject to a measurement date of the third anniversary date of the grant and expires on the eighth anniversary date of the grant. Unless terminated, all options vest at 100% on the measurement date provided the fair market value per share of the stock is equal to or greater than the exercise price per share on the measurement date. If on the measurement date the fair market value per share of the stock is less than the exercise price per share the option shall terminate in its entirety. Depending upon the reason and timing for termination of employment, there are specific provisions that allow the employee to exercise vested shares for a period up to one year after termination of employment. Specific vesting guidelines related to change of Company control or death or disability of the employee could result in 100% vesting of options prior to the measurement dates previously stated. At September 30, 1999, there were no options vested.

     Under the ISP Employee Stock Option Plan 296,109 options are available for grant to specifically named former employees of EnterAct. The ISP Employee Stock Option Plan was created by the Company as a substitute for EnterAct's previous option plan. On February 26, 1999, 293,733 shares available under the 1999 ISP Employee Stock Option Plan were awarded at an exercise price of $1.50 which is equal to the $1.50 fair market value determined by the Board of Directors. For purposes of vesting, certain of the grant dates are deemed to be the original grant date under the original EnterAct option plan. All options vest at 50% on the first anniversary of the original grant date, 75% on the second anniversary of the original grant date and 100% on the third anniversary of the original grant date. Depending upon the reason for termination of employment, there are specific provisions that allow the employee to exercise vested shares within 60 days of termination of employment. Options expire after ten years from the date of grant. At September 30, 1999, 223,239 options were vested.

7.   COMMITMENTS AND CONTINGENCIES

     On June 30, 1999, the Company entered into a three-year master equipment lease with Cisco Systems Capital Corporation under which the Company may lease computer equipment as needed. This lease is effectively a financing arrangement that allows the Company to finance up to $3 million in equipment. Total lease payments are dependent upon the types and quantities of equipment needed. As of September 30, 1999, no equipment had been leased.

8.   SUBSEQUENT EVENTS

     On November 3, 1999, the Company entered into Amendment No. 2 to its bank revolving credit facility which adjusted certain operating covenants.

     On October 12, 1999, the Company declared a quarterly dividend of .034375 share of 13 3/4% Senior Cumulative Exchangeable Preferred Stock per each share of Exchangeable Preferred Stock outstanding as of November 1, 1999, payable on November 15, 1999. An additional 2,109.80 shares of 13 3/4% Senior Cumulative Exchangeable Preferred stock will be issued on November 15, 1999 in settlement of these dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of the historical results of operations and financial condition of 21st Century Telecom Group, Inc. (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 1999 and March 31, 1999, and the Company's Annual Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998. This discussion contains forward-looking statements which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth in this report.

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

     The Company has incurred net losses in each year since its inception, and as of September 30, 1999, the Company had an accumulated deficit of $119,469,370. As the Company continues to expand its operations, it anticipates that it will continue to incur net losses during the next several years as a result of (i) substantially increased depreciation and amortization from the construction of networks, (ii) significantly increased operating expenses as it builds its subscriber base and (iii) interest charges associated with the Senior Discount Notes. There can be no assurance that growth in the Company's revenues or subscriber base will occur or that the Company will be able to achieve or sustain profitability or positive cash flow.

     The Company acquired EnterAct, L.L.C. ("EnterAct") on February 26, 1999. The acquistion was accounted for as a purchase. As such, its results of operations have been included since the acquisition date.

RESULTS OF OPERATIONS

REVENUES

     The Company generated subscriber revenues of $3,150,238 and $6,943,878 for the three and nine months ended September 30, 1999 and $280,159 and $485,528 for the three and nine months ended September 30, 1998. The increased subscriber revenues resulted from the installation of service into contracted buildings on the new DRS network and sales efforts to increase penetration of services into these buildings. The acquisition of EnterAct, the Company's Business Services Group ("BSG"), contributed to approximately 53% of the total increase in revenues during the nine months ended September 30, 1999 when compared to the corresponding prior period. The Company's BSG offers dial-up access to the Internet, as well as an expanding line of commercial business services including web hosting, Internet consulting, co-location and networking. At September 30, 1999, the Company was providing service to approximately 25,400 voice, video and data connections in 95 bulk multiple dwelling units ("MDU") and 489 right of entry ("ROE") buildings as well as over 9,700 dialup Internet connections and approximately 2,680 business data and telephony connections. As of September 30, 1999, there were 6,104 backlogged connection orders for bulk MDU and ROE customers.

EXPENSES

     The Company incurred operating expenses of $14,357,010 and $34,933,352 for the three and nine months ended September 30, 1999, and $7,573,309 and $18,919,063 for the three and nine months ended September 30, 1998. The increase in operating expenses resulted from activities required to accelerate the network build-out, operate the franchise and deliver services. Approximately, $3,052,529 and $5,403,252 of the increased operating expenses for the three and nine months ended September 30, 1999 was due to the acquisition of EnterAct.

NETWORK OPERATIONS

     The component of operating expenses that represents network operating costs related to the delivery of cable and internet services increased $2,321,641 and $5,277,901 during the three and nine months ended September 30, 1999, when compared to the corresponding prior periods. Of this increase, $1,441,779 and $3,185,909 for the respective periods relate to increases in the direct costs of providing services to customers such as the cost of video programming, license and fees, access and connection costs for telephony and internet. The remaining increase is directly related to new product launch, additional personnel and training related to customer installations, and the continued acceleration of the design and construction of the network.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $7,896,482 and $19,817,457 for the three and nine months ended September 30, 1999 and $5,361,666 and $13,602,800 for the three and nine months ended September 30, 1998. The increase in selling, general and administrative expenses reflects the increases in personnel and training costs associated with the acquisition and servicing of subscribers, increased marketing and promotion costs, and the addition of employees to support functions established within the Company, as well as certain key sales and marketing positions. During the fourth quarter of 1998, the Company established a state-of-the-art call center staffed with customer service professionals and technical support specialists available 24 hours a day, seven days a week. Personnel at the Call Center continue to grow as both the subscriber base expands and the number of new subscribers added each month continues to increase.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization costs were $3,147,628 and $7,387,043 for the three and nine months ended September 30, 1999 and $1,220,384 and $2,865,312 for the three and nine months ended September 30, 1998. The increase in depreciation and amortization costs is primarily attributable to the increase in plant placed into service as the Company continues to buildout its network, capitalized equipment and installation provided to subscribers, goodwill amortization relating to the purchase of EnterAct, and depreciation on vehicles being capitalized under a master fleet lease arrangement.

INTEREST AND OTHER CHARGES

     Interest expense decreased $185,725 and increased $2,930,490 during the three and nine months ended September 30, 1999, when compared to the corresponding prior periods. Interest and other charges was partially offset by capitalized interest on construction work in process. The decrease for the comparable three month period reflects higher capitalization of interest costs related to the construction of the fiber network as a greater amount of capital was allocated to construction work in process during 1999 when compared to 1998. The Senior Discount Notes were issued in February 1998. The increase for the nine months ended September 30, 1999 reflects both a full nine month period for 1999 and a higher accredited balance compared to 1998.

NET LOSS

     For the three months ended September 30, 1999 and 1998, the Company incurred net losses amounting to $16,463,552 and $10,991,748. For the nine months ended September 30, 1999 and 1998, the Company incurred net losses amounting to $43,302,530 and $27,506,611 respectively. The Company expects its net losses to continue to increase as it introduces new services and as the Company continues to build-out the DRS Network and seeks to expand its business.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $17,733,591 for the nine months ended September 30, 1999, and $6,500,535 for the nine months ended September 30, 1998. Net cash used for operating activities for the nine months ended September 30, 1999 and 1998 resulted principally from the Company's net loss from operations, increases in the amount of inventory on hand, and increases in other non-current assets and liabilities. These items were partially offset by amortization of the discount on the 12 1/4% Senior Discount Notes, depreciation and amortization expense, amortization of debt issuance costs, stock compensation expense, and increases in accounts payable and accrued expenses.

     Cash flows used for investing activities totaled $32,410,756 in the nine months ended September 30, 1999. Cash flows used for investing activities totaled $135,528,161 in the nine months ended September 30, 1998. Cash requirements in the nine months ended September 30, 1999 consisted of costs for continued deployment of the network in the Area 1 franchise, installing and facilitating the telephone switching equipment in the Telephone Operations Center (TOC) located at the corporate headquarters, and installation and equipment costs provided to subscribers. The sale and maturity of short-term investments, which was net of purchases, offset the cash used to continue to build-out the network. On February 26, 1999, the Company acquired EnterAct, a Chicago-based provider of Internet access and commercial data services. EnterAct had approximately 50 employees. The majority of EnterAct's approximately 10,000 customers are residential dial up Internet access customers; however, a significant portion of EnterAct's 1998 calendar year revenues were derived from Internet, data and consulting services provided to its business customer base. In connection with this transaction, the Company issued 696,994 shares of its no par value common stock to certain officers of EnterAct and agreed to pay an additional $6,500,000. The Company paid $2,500,000 at the closing and issued two non-interest bearing notes totaling $4 million. The notes are payable to executives of EnterAct over two years, one half due on the first anniversary date and one half due on the second anniversary date. In addition, stock option plans were approved and options were awarded to certain employees of EnterAct. EnterAct became the Company's Business Services Group developing, marketing and selling data and telephone services to the business community. Cash requirements for the nine months ended September 30, 1998 consisted primarily of the cost of building and equipping the NOC and facilitating the corporate headquarters and network construction and for the purchase, net of sales, of short-term investments.

     Cash flow from financing activities was $2,337,657 in the nine months ended September 30, 1999. Cash flow from financing activities was $233,659,792 in the nine months ended September 30, 1998. In the nine months ended September 30, 1999, the proceeds from capital lease financing and sale of common stock provided $2,448,635 and $72,216 respectively. This was offset by $183,194 repurchase of stock options. In the nine months ended September 30, 1998, the private sale of $200 million in Senior Discount Notes and the sale of $50 million in Exchangeable Preferred Stock, along with the sale of Class A Preferred Stock generated a net of $192,113,175, $48,025,236, and $1,521,381, respectively. This was offset by the $8,000,000 repayment of the interim credit facility.

     The cost of network development, construction and start-up activities of the Company has required and will continue to require substantial capital. The Company estimates that its aggregate capital expenditure requirements related to DRS Network construction in Area 1 until completion in mid-2000, will total approximately $220 million, of which approximately $143 million has been spent since the construction of Area 1 was initiated. The Company will fund these expenditures from the net proceeds of the sale of the 12 1/4% Senior Discount Notes and the 13 3/4% Senior Cumulative Exchangeable Preferred Stock. In order to retain funds available to support its operations, the Company has no expectation of paying cash interest on the Senior Discount Notes or cash dividends on the Exchangeable Preferred Stock prior to February 15, 2003. The Company may require additional financing in the future if it begins to develop additional franchise areas including Skokie or if the development of Area 1 in Chicago is delayed or requires costs in excess of current expectations. There can be no assurance that the Company will be able to obtain any additional debt or equity financing, or that the terms thereof will be favorable to the Company or its existing creditors or investors. On August 5, 1998 the Company entered into a $40 million bank revolving credit facility with a number of banks to provide supplemental financing. On October 30, 1998 the Company entered into Amendment No. 1 to its bank revolving credit facility which adjusted certain operating covenants. On November 3, 1999 the Company entered into Amendment No. 2 to its bank revolving credit facility which adjusted certain operating covenants. On February 26, 1999, the Company entered into a letter of credit which was secured by $2 million under its bank revolving credit facility. The letter of credit serves as security for a promissory note due to executives of EnterAct. On June 30, 1999, the Company entered into a three-year master equipment lease with Cisco Systems Capital Corporation under which the Company may lease computer equipment as needed. This lease is effectively a financing arrangement that allows the Company to finance up to $3 million in equipment. Total lease payments are dependent upon the types and quantities of equipment needed. As of September 30, 1999, no equipment had been leased.


IMPACT OF YEAR 2000

     The Company has been actively and aggressively working to ensure Year 2000 compliance which included an awareness program started in the third quarter of 1998. The Company has initiated a formal program to address the Year 2000 issue that includes a project office. The Company has substantially completed a comprehensive inventory and assessment of Information Technology
(IT) and non-IT related systems and equipment that may be affected by Year 2000 issues. The Company has contracted with a third party to assist with its Year 2000 assessment. The Company has completed the replacement of all financial systems to meet Year 2000 compliance. Substantially all of the remaining critical business systems have been certified by the vendors to be Year 2000 compliant. The Company's testing plan may include unit testing as well as regression analysis. The replacement and remediation of IT and non-IT systems is approximately 99% complete and is on target for completion in the fourth quarter of 1999. The Company is assessing the Year 2000 readiness of its critical vendors and suppliers and continues to make various inquiries as to their status regarding their Year 2000 readiness. The Company will perform additional procedures as necessary to evaluate risks associated with third parties and has considered these risks in establishing its contingency plans. The Company has developed contingency plans to mitigate the potential disruptions that may result from Year 2000 issues. These plans include securing alternative sources for critical vendors and suppliers, as well as other measures considered appropriate by management and is 98% complete and is on target for completion in the fourth quarter.

       While the Company believes its efforts to avoid any material adverse effect on the Company's operations or financial condition will be successful, given the complexity and risks, there can be no assurance these efforts will be successful. Risks include, but are not limited to, the readiness of vendors, suppliers, and remediation projects. However, the Company does not anticipate any disruptions in the ability to provide its products and services subsequent to December 31, 1999. The total cost of the Year 2000 project has not had a material effect on its results of operations.

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



SIGNATURE                              TITLE                     DATE
---------                              -----                     ----
/s/ Robert J. Currey        President, Chief Executive
---------------------       Officer and Director            November 10, 1999
Robert J. Currey


/s/ Ronald D. Webster
---------------------       Chief Financial Officer         November 10, 1999
 Ronald D. Webster

                                                   EXHIBIT INDEX

-------------------- ----------------------------------------------------------------------------------------------
Exhibit Number       Description of Exhibits
-------------------- ----------------------------------------------------------------------------------------------
3.1*                 Amended Articles of Incorporation
-------------------- ----------------------------------------------------------------------------------------------
3.2*                 By-laws
-------------------- ----------------------------------------------------------------------------------------------
4.1*                 Indenture dated February 15, 1998 between the Company, as
                     Issuer, and State Street Bank and Trust, as Trustee, with
                     respect to the 12 1/4 Senior Discount Notes Due 2008
-------------------- ----------------------------------------------------------------------------------------------
4.2*                 Form of the 12 1/4 Senior Discount Notes Due 2008
-------------------- ----------------------------------------------------------------------------------------------
4.3*                 Indenture dated as of February 15, 1998 between the Company and IBJ Stirred Bank & Trust
                     Company, as Trustee, with respect to the Exchange Debenture
-------------------- ----------------------------------------------------------------------------------------------
4.4*                 Form of the 13 3/4 Senior Cumulative Exchangeable Preferred Stock Due 2010
-------------------- ----------------------------------------------------------------------------------------------
4.5*                 Registration Rights Agreement dated as of February 2, 1998 by and among the Company and
                     Credit Suisse First Boston Corporation, BancAmerica Robertson Stephens and BancBoston
                     Securities, Inc., as Initial Purchasers
-------------------- ----------------------------------------------------------------------------------------------
10.1*                Franchise Agreement dated as of June 24, 1996 by and among the City of Chicago and the
                     Company
-------------------- ----------------------------------------------------------------------------------------------
10.2*                License Agreement dated as of October 27, 1994 by and among the Chicago Transit Authority and the Company
-------------------- ----------------------------------------------------------------------------------------------
10.3*                CSG Master Subscriber Management System Agreement dated as of May 28, 1997 by and among CSG
                     Systems, Inc. and the Company
-------------------- ----------------------------------------------------------------------------------------------
10.4*                Telemarketing Consultation Agreement dated as of August 5, 1997 by and among the Company and
                     ITI Marketing Services, Inc.
-------------------- ----------------------------------------------------------------------------------------------
10.5*                Pole Attachment Agreement dated as of April 3, 1996 by and among the Company and
                     Commonwealth Edison Company
-------------------- ----------------------------------------------------------------------------------------------
10.6*                Pole Attachment Agreement dated as of November 14, 1998 by and among the Company and
                     Ameritech--Illinois
-------------------- ----------------------------------------------------------------------------------------------
10.7*                Office Lease dated January 31, 1997 by and among the Company and LaSalle National Bank
-------------------- ----------------------------------------------------------------------------------------------
10.8*                Franchise Agreement dated as of March 16, 1998 by and between the Village of Skokie,
                     Illinois and 21st Century Cable TV of Illinois, Inc.
-------------------- ----------------------------------------------------------------------------------------------
10.9*                Interconnection Agreement dated as of May 5, 1997 by and
                     between Ameritech Information Industry Services and 21st
                     Century Telecom of Illinois, Inc.
-------------------- ----------------------------------------------------------------------------------------------
10.10*               Network Products Purchase Agreement by and between Northern Telecom Inc. and the Company
-------------------- ----------------------------------------------------------------------------------------------
21.1*                Subsidiaries of the Company
-------------------- ----------------------------------------------------------------------------------------------
27                   Financial Data Schedule
-------------------- ----------------------------------------------------------------------------------------------

*Incorporated herein by reference to the Company's S-4 Registration Statement filed on March 3, 1998

(Commission File No. 333-47235).