Form 10-Q/A
period 1999-09-30
21ST CENTURY TELECOM GROUP INC
filed 2000-02-04
CIK 1056751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

   On February 4, 2000, 4,258,635.0 shares of the Registrant's Common Stock were outstanding.

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

                      PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   21ST CENTURY TELECOM GROUP, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                                                                SEPTEMBER 30,    DECEMBER 31,
                                          ASSETS                                                    1999             1998
                                                                                                -------------    -------------
                                                                                                 (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents                                                                       $  25,094,932    $  72,901,622
Accounts receivable, less allowances
  of $409,266 and $1,376, respectively                                                                832,049          157,082
Short term investments                                                                             48,941,472       98,464,936
Inventory                                                                                          15,763,062       10,385,575
Prepaid expenses and other                                                                            996,164          598,878
                                                                                                -------------    -------------
    Total current assets                                                                           91,627,679      182,508,093

PROPERTY, PLANT AND EQUIPMENT
Leasehold improvements                                                                              9,935,089        5,647,709
Capital equipment leases                                                                            2,899,077             --
Property, plant and equipment                                                                     130,018,895       57,475,153
Less: accumulated depreciation                                                                    (11,462,143)      (4,814,143)
                                                                                                -------------    -------------
    Property, plant and equipment, net                                                            131,390,918       58,308,719

OTHER ASSETS
Restricted cash collateral reserve                                                                  4,021,496        1,796,880
Prepaid franchise fees                                                                              3,779,331        3,685,961
Debt issuance costs, net of amortization of
  $2,581,417 and $1,386,138, respectively                                                           5,417,320        6,601,105
Deferred franchise costs, net of amortization of
  $758,269 and $623,681, respectively                                                                 279,956          350,144
Bank commitment fee, net of amortization of
  $234,079 and $78,604, respectively                                                                  742,827          898,302
Deferred mapping and design, net of amortization of
  $127,641 and $93,071, respectively                                                                  104,707           44,880
Goodwill, net of amortization of $602,136                                                           9,865,520             --
Other deferred costs                                                                                  197,503          149,889
                                                                                                -------------    -------------
    Total other assets                                                                             24,408,660       13,527,161
                                                                                                -------------    -------------
         Total assets                                                                           $ 247,427,257    $ 254,343,973
                                                                                                =============    =============



                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                                $  15,692,919    $  10,688,242
Accrued severance                                                                                   1,387,430        1,230,000
Notes payable                                                                                       2,000,000             --
Accrued expenses and other                                                                          2,093,479        1,261,982
                                                                                                -------------    -------------
    Total current liabilities                                                                      21,173,828       13,180,224

Senior discount notes, net of discount of
  $119,932,594 and $140,681,223, respectively                                                     243,202,406      222,453,777
Notes payable                                                                                       2,000,000             --
Other long term obligations                                                                         2,242,411             --
                                                                                                -------------    -------------
    Total noncurrent liabilities                                                                  247,444,817      222,453,777
                                                                                                -------------    -------------
         Total  liabilities                                                                       268,618,645      235,634,001

REDEEMABLE PREFERRED STOCK
13 3/4% senior cumulative exchangeable preferred stock, $.01 par value
     61,376.08 and 55,458.12 shares outstanding, respectively                                      59,297,753       52,617,006


SHAREHOLDERS' EQUITY

Class A convertible 8% cumulative preferred stock, no par value                                    27,592,791       24,611,966
Voting and non-voting common stock                                                                 11,346,651        7,862,836
Common shares to be issued                                                                             40,787          123,432
Retained deficit                                                                                 (119,469,370)     (66,505,268)
                                                                                                -------------    -------------
    Total shareholders' equity                                                                    (80,489,141)     (33,907,034)
                                                                                                -------------    -------------
         Total liabilities and shareholders' equity                                             $ 247,427,257    $ 254,343,973
                                                                                                =============    =============

            See accompanying Notes to the Consolidated Financial Statements

                        21ST CENTURY TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS                        FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                                  ---------------------------------------     -------------------------------------
                                                          1999                    1998                1999                 1998
                                                  ----------------       ----------------     ----------------     ----------------
OPERATING REVENUES                                $      3,150,238                280,159     $      6,943,878              485,528
                                                  ----------------       ----------------     ----------------     ----------------

OPERATING EXPENSES
Network operations                                       3,312,900                991,259            7,728,852            2,450,951
Sales and marketing                                      2,741,891                882,437            6,244,813            2,878,264
General and administrative                               5,154,591              4,479,229           13,572,644           10,724,536
Depreciation and amortization                            3,147,628              1,220,384            7,387,043            2,865,312
                                                  ----------------       ----------------     ----------------     ----------------
     Total operating expenses                           14,357,010              7,573,309           34,933,352           18,919,063
                                                  ----------------       ----------------     ----------------     ----------------

OPERATING LOSS                                         (11,206,772)            (7,293,150)         (27,989,474)         (18,433,535)

OTHER (INCOME) EXPENSE
Interest expense                                         6,076,614              6,262,339           19,030,185           16,099,695
Interest income                                         (1,268,508)            (2,971,087)          (4,965,650)          (8,044,264)
Amortization of debt issuance costs                        395,432                407,346            1,195,279            1,017,645
Other (income) expense                                      53,242                      -               53,242                    -
                                                  ----------------       ----------------     ----------------     ----------------
     Total other (income) expense                        5,256,780              3,698,598           15,313,056            9,073,076
                                                  ----------------       ----------------     ----------------     ----------------


NET LOSS                                               (16,463,552)           (10,991,748)         (43,302,530)         (27,506,611)

Preferred stock requirements                            (3,319,135)            (2,987,123)          (9,661,572)          (7,828,057)
                                                  ----------------       ----------------     ----------------     ----------------

NET LOSS ATTRIBUTABLE TO COMMON SHARES            $    (19,782,687)      $    (13,978,871)    $    (52,964,102)    $    (35,334,668)
                                                  ================       ================     ================     ================

Weighted average common
    shares outstanding                                 4,227,924.1            3,493,965.7          4,079,056.5          3,409,503.2

BASIC AND DILUTED LOSS PER SHARE                  $          (4.68)      $          (4.00)    $         (12.98)    $         (10.36)
                                                  ================       ================     ================     ================

            See accompanying Notes to Consolidated Financial Statements.

                     21ST CENTURY TELECOM GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                          FOR THE NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                               -------------------------------------------
                                                                                       1999                      1998
                                                                               ------------------        -----------------
OPERATING ACTIVITIES
Net loss                                                                       $      (43,302,530)       $     (27,506,611)
Adjustments to reconcile net loss to net
  cash used for operating activities:
     Depreciation and amortization                                                     7,387,044                 2,865,312
     Amortization of debt discount                                                    20,748,629                15,940,951
     Amortization of debt issuance costs                                               1,195,279                 1,017,645
     Stock compensation                                                                  373,144                   792,182
     Changes in operating assets and liabilities:
        Receivables, net                                                                (331,225)                  (71,084)
        Inventory                                                                     (5,377,487)               (2,458,360)
        Other current assets                                                            (387,296)                 (696,438)
        Accounts payable                                                               5,124,583                 3,387,502
        Accrued expenses and other
            current liabilities                                                           80,018                 1,582,238
        Noncurrent assets and liabilities, net                                        (3,243,750)               (1,353,872)
                                                                               ------------------        -----------------
NET CASH USED FOR OPERATING ACTIVITIES                                               (17,733,591)               (6,500,535)
                                                                               ------------------        -----------------

INVESTING ACTIVITIES
Capital expenditures                                                                 (79,280,306)              (35,966,958)
Purchases and sales/maturities of short term investments, net                         49,523,464               (99,561,203)
Acquisition, net of cash acquired                                                     (2,653,914)                        -
                                                                               ------------------        -----------------
NET CASH USED FOR INVESTING ACTIVITIES                                               (32,410,756)             (135,528,161)
                                                                               ------------------        -----------------

FINANCING ACTIVITIES
Proceeds from issuance of senior discount notes                                                -               200,000,000
Proceeds from issuance of class A preferred stock,
     net of issuance costs                                                                     -                 1,521,381
Issuance costs related to senior discount notes                                                -                (7,886,825)
Proceeds from issuance of exchangeable preferred stock,
     net of issuance costs                                                                     -                48,025,236
Proceeds from issuance of Common Stock                                                    72,216                         -
Repurchase of Options                                                                   (183,194)                        -
Proceeds from leases, net                                                              2,448,635                         -
Payment under interim credit facility                                                          -                (8,000,000)
                                                                               ------------------        -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              2,337,657               233,659,792
                                                                               ------------------        -----------------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                     (47,806,690)               91,631,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      72,901,622                 1,404,975
                                                                               ------------------        -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $      25,094,932         $      93,036,071
                                                                               =================         =================

         See accompanying Notes to the Consolidated Financial Statements.

                      21ST CENTURY TELECOM GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                (UNAUDITED)

                                                                      COMMON       CLASS A
                                                                    SHARES TO     PREFERRED        RETAINED
                                          TOTAL      COMMON STOCK    BE ISSUED      STOCK           DEFICIT
                                     -------------   ------------   ----------   ------------   -------------
BALANCES, DECEMBER 31, 1998          $ (33,907,034)  $  7,862,836   $  123,432   $ 24,611,966   $ (66,505,268)
Net loss                               (43,302,530)             -            -              -     (43,302,530)
Stock issuances                          3,211,220      3,211,220            -              -               -
Accrued preferred stock dividends       (6,019,683)             -            -      1,717,926      (7,737,609)
Preferred stock accretion                 (661,064)             -            -      1,262,899      (1,923,963)
Issuance of shares to be issued                  -         82,645      (82,645)             -               -
Stock options                              373,144        373,144            -              -               -
Repurchase of options                     (183,194)      (183,194)           -              -               -
                                     ------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1999         $ (80,489,141)  $ 11,346,651   $   40,787   $ 27,592,791   $(119,469,370)
                                     ========================================================================

                                                           COMMON          COMMON           CLASS A
                                       COMMON             SHARES TO         SHARE          PREFERRED
                                       SHARES             BE ISSUED        WARRANTS         SHARES
                                     -----------          ---------      -----------       ---------
BALANCES, DECEMBER 31, 1998          3,493,965.7           27,429.2      1,747,066.0         1,554.8
Net loss                                       -                  -                -               -
Stock issuances                        721,066.1                  -                -               -
Accrued preferred stock dividends              -                  -                -               -
Preferred stock accretion                      -                  -                -               -
Issuance of shares to be issued         18,365.7          (18,365.7)               -               -
Stock options                                  -                  -                -               -
Repurchase of options                          -                  -                -               -
                                     ----------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1999         4,233,397.5            9,063.5      1,747,066.0          1,554.8
                                     ================================================================


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


    The Company declared a three for one common stock split effective September 30, 1999 which was later rescinded on February 4, 2000. All common stock amounts and per share amounts reported reflect the recision of the stock split.


2.   ACQUISITION OF BUSINESS

     On February 26, 1999, the Company acquired EnterAct, L.L.C. ("EnterAct"), a Chicago-based provider of Internet access and commercial data services. EnterAct had approximately 50 employees. The majority of EnterAct's approximately 10,000 customers were residential dial up Internet access customers; however, a significant portion of EnterAct's 1998 calendar year revenues were derived from Internet, data and consulting services provided to its business customer base. The Company issued 696,944 shares of its no par value common stock valued by the Company at $4.50 per share to certain officers of EnterAct and agreed to pay an additional $6,500,000. The Company paid $2,500,000 at the closing and issued two non-interest bearing notes totaling $4 million. The notes are payable to executives of EnterAct over two years, one half due on the first anniversary date and one half due on the second anniversary date. This acquisition was accounted for as a purchase and accordingly the purchased assets and assumed liabilities have been recorded at their fair market values at the date of acquisition. The purchase price exceeded the estimated fair market value of the net assets acquired resulting in goodwill in the amount of $10,467,656, which is being amortized using the straight line method over 10 years. In addition, stock option plans were approved and options were awarded to certain employees of EnterAct. EnterAct became the Company's Business Services Group, developing, marketing and selling data and telephony services to the business community.

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

3.     EARNINGS PER SHARE


       As mentioned in Note 1, the Company declared a three for one common stock split effective September 30, 1999 which was later rescinded on February 4, 2000. All common stock amounts and per share amounts reported reflect the recision of the stock

     Basic per share amounts were based on weighted average common shares outstanding, excluding common stock equivalents, of 4,227,924.1 and 3,493,965.7 shares for the three months ended September 30 1999 and 1998, respectively and 4,079,056.5 and 3,409,503.2 shares for the nine months ended September 30, 1999 and 1998, respectively. Given the anti-dilutive effect of including common stock equivalents in the calculation, diluted earnings per share amounts are not presented.

     At September 30, 1999, common shares issuable pursuant to options and warrants included: (1) 1,308,196 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 438,870 common share warrants related to 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, (4) 786,660.3 vested employee stock options, and (5) 18,994.7 common share warrants issued to a financial advisor. The net loss attributable to common shares on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

     At September 30, 1998, common shares issuable pursuant to options and warrants included: (1) 1,308,196 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 438,870 common share warrants related to the 13 3/4% Senior Cumulative Exchangeable Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, (4) 539,426.9 vested employee stock options, and (5) 18,944.7 stock warrants issued to a financial advisor. The net loss attributable to common shares, on which the basic earnings per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.


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
                                             ==============        =================

5. 13 3/4 % SENIOR CUMULATIVE EXCHANGEABLE PREFERRED STOCK

                                               PREFERRED
                                                SHARES                  AMOUNT
                                             --------------        -----------------
         December 31, 1998                     55,458.12             $ 52,617,006
         February 15, 1999 Stock Dividend       1,906.37                        -
         May 17, 1999 Stock Dividend            1,971.90                        -
         August 16, 1999 Stock Dividend         2,039.69                        -
         Accrued Dividends                             -                6,019,683
         Accretion                                     -                  661,064
                                             --------------        -----------------
         September 30, 1999                    61,376.08              $59,297,753
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

6.   STOCK BASED COMPENSATION PLANS


     Effective January 30, 1997, the Company established a common stock option plan. No options were granted under this plan until October 1997. Options to purchase 613,709.9 shares of the Company's stock were originally granted under the plan of which 613,709.9 were outstanding as of September 30, 1999. Generally, options vest over 48 months from the date of employment and expire after ten years. Options vested under this plan as of September 30, 1999, totaled 397,095.


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

     Effective April 14, 1998, the Company established three stock option plans: the Executive Plan, the Key Management Plan, and the Employee Plan.


     Under the Executive Plan, 331,200 options are available for grant to two executive officers of the Company. As of September 30, 1999, all 331,200 shares available under the Executive Plan were awarded. Effective March 6, 1998, 278,200options were awarded to an executive officer. The exercise price of the 278,200 shares was established at $1.12 per share which is less than the $4.50 per share fair market value determined by the Board of Directors. One half of the 278,200 shares awarded on March 6, 1998 or 139,100 shares vested immediately and a total of $470,158 was recorded as compensation expense as a result of the vesting of the 139,100 options. On April 14, 1998, an executive officer was awarded 53,000 options under the Executive Plan at an exercise price of $4.50 per share, which was determined by the Board of Directors to be the fair market value of the underlying common stock. All options vest over 48 months from the date of employment and expire after ten years. At September 30, 1999, 221,764.3 options were vested.

     Under the Key Management Plan and the Employee Plan, 158,000 and 159,657.7 options, respectively, were available for grant. As of September 30, 1999, a total of 158,000 options were granted under the Key Management Plan, 55,875 of which are vested. A total of 113,783 options were granted under the Employee Plan, of which 8,152 are vested. The exercise price of options under both plans, which was determined by the Board of Directors to be the fair market value of the underlying common stock, is $4.50 per share. All options under these plans vest over four years beginning July 1, 1999 and expire 10 years from date of grant.


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


     Under the 1999 Stock Incentive Plan 60,000 options are available for grant primarily to specifically named former employees of EnterAct. On February 26, 1999, 50,100 of the shares available under the 1999 Stock Incentive Plan were awarded to such employees with an additional 4,205 options awarded to newly hired employees of the Company in March 1999 and 2,935 options awarded to newly hired employees of the Company in April 1999. Options related to both awards have an exercise price of $4.50 which is equal to the $4.50 fair market value determined by the Board of Directors. All options vest at 25% of the total shares subject to the option, so that the option is fully vested on the fourth anniversary of the grant date. At September 30, 1999, there were no options vested.

     Under the 1999 ISP Stock Plan 599,916 options are available for grant to specifically named former employees of EnterAct. On February 26, 1999, all 599,916 shares available under the 1999 ISP Stock Plan were awarded at various exercise prices with the vesting status determined by the respective measurement dates. Under the 1999 ISP Stock Plan, three series of options have been issued. The series "A" option price is $35.25 that is subject to a measurement date of the second anniversary date of the grant and expires on the seventh anniversary date of the grant. The series "B" option price is $45.33 that is subject to a measurement date of the second anniversary date of the grant and expires on the seventh anniversary date of the grant. The series "C" option price is $65.49 that is subject to a measurement date of the third anniversary date of the grant and expires on the eighth anniversary date of the grant. Unless terminated, all options vest at 100% on the measurement date provided the fair market value per share of the stock is equal to or greater than the exercise price per share on the measurement date. If on the measurement date the fair market value per share of the stock is less than the exercise price per share the option shall terminate in its entirety. Depending upon the reason and timing for termination of employment, there are specific provisions that allow the employee to exercise vested shares for a period up to one year after termination of employment. Specific vesting guidelines related to change of Company control or death or disability of the employee could result in 100% vesting of options prior to the measurement dates previously stated. At September 30, 1999, there were no options vested.


     Under the ISP Employee Stock Option Plan 98,703 options are available for grant to specifically named former employees of EnterAct. The ISP Employee Stock Option Plan was created by the Company as a substitute for EnterAct's previous option plan. On February 26, 1999, 97,911 shares available under the 1999 ISP Employee Stock Option Plan were awarded at an exercise price of $4.50 which is equal to the $4.50 fair market value determined by the Board of Directors. For purposes of vesting, certain of the grant dates are deemed to be the original grant date under the original EnterAct option plan. All options vest at 50% on the first anniversary of the original grant date, 75% on the second anniversary of the original grant date and 100% on the third anniversary of the original grant date. Depending upon the reason for termination of employment, there are specific provisions that allow the employee to exercise vested shares within 60 days of termination of employment. Options expire after ten years from the date of grant. At September 30, 1999, 74,413 options were vested.

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


      Current Report dated December 12, 1999.

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


SIGNATURE                        TITLE                                  DATE
---------                        -----                                  ----
/s/ Robert J. Currey             President, Chief Executive Officer
-------------------------        and Director                           February 4, 2000
Robert J. Currey


/s/ Ronald D. Webster            Chief Financial Officer                February 4, 2000
-------------------------
Ronald D. Webster

                                EXHIBIT INDEX

Exhibit Number       Description of Exhibits
--------------       -----------------------
3.1*                 Amended Articles of Incorporation
3.2*                 By-laws
4.1*                 Indenture dated February 15, 1998 between the Company, as
                     Issuer, and State Street Bank and Trust, as Trustee, with
                     respect to the 12 1/4 Senior Discount Notes Due 2008
4.2*                 Form of the 12 1/4 Senior Discount Notes Due 2008
4.3*                 Indenture dated as of February 15, 1998 between the Company and IBJ Stirred Bank & Trust
                     Company, as Trustee, with respect to the Exchange Debenture
4.4*                 Form of the 13 3/4 Senior Cumulative Exchangeable Preferred Stock Due 2010
4.5*                 Registration Rights Agreement dated as of February 2, 1998 by and among the Company and
                     Credit Suisse First Boston Corporation, BancAmerica Robertson Stephens and BancBoston
                     Securities, Inc., as Initial Purchasers
10.1*                Franchise Agreement dated as of June 24, 1996 by and among the City of Chicago and the
                     Company
10.2*                License Agreement dated as of October 27, 1994 by and among the Chicago Transit Authority and the Company
10.3*                CSG Master Subscriber Management System Agreement dated as of May 28, 1997 by and among CSG
                     Systems, Inc. and the Company
10.4*                Telemarketing Consultation Agreement dated as of August 5, 1997 by and among the Company and
                     ITI Marketing Services, Inc.
10.5*                Pole Attachment Agreement dated as of April 3, 1996 by and among the Company and
                     Commonwealth Edison Company
10.6*                Pole Attachment Agreement dated as of November 14, 1998 by and among the Company and
                     Ameritech--Illinois
10.7*                Office Lease dated January 31, 1997 by and among the Company and LaSalle National Bank
10.8*                Franchise Agreement dated as of March 16, 1998 by and between the Village of Skokie,
                     Illinois and 21st Century Cable TV of Illinois, Inc.
10.9*                Interconnection Agreement dated as of May 5, 1997 by and
                     between Ameritech Information Industry Services and 21st
                     Century Telecom of Illinois, Inc.
10.10*               Network Products Purchase Agreement by and between Northern Telecom Inc. and the Company
21.1*                Subsidiaries of the Company
27.1                 Financial Data Schedule

*Incorporated herein by reference to the Company's S-4 Registration Statement filed on March 3, 1998

 (Commission File No. 333-47235).