Form 10-K
period 1999-12-31
21ST CENTURY TELECOM GROUP INC
filed 2000-03-16
CIK 1056751

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
  [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            --------------------------------------------------------

                        COMMISSION FILE NUMBER 333-47235

                                     [LOGO]

                        21ST CENTURY TELECOM GROUP, INC.
             (Exact name of registrant as specified in its charter)

             ILLINOIS                                 36-4076758
                                                      ----------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


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

     On March 16, 2000, 4,262,519.72 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates is not applicable as no established public trading market exists for the voting of the Registrant.
================================================================================

                                TABLE OF CONTENTS

                                     PART I


                                                                                                         PAGE
Item 1.       Business                                                                                     1
Item 2.       Properties                                                                                  10
Item 3.       Legal Proceedings                                                                           10
Item 4.       Submission of Matters to A Vote of Security Holders                                         10

                                     PART II

Item 5.       Market For Registrant's Common Equity and Related Shareholder Matters                       11
Item 6.       Selected Financial Data                                                                     12
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations       13
Item 7a.      Quantitative & Qualitative Disclosures about Market Risk                                    17
Item 8.       Financial Statements and Supplementary Data                                                 17
Item 9.       Changes and Disagreements with Accountants On Accounting Financial Disclosure               17

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                                          19
Item 11.      Executive Compensation                                                                      28
Item 12.      Security Ownership of Certain Beneficial Owners and Management                              32
Item 13.      Certain Relationships                                                                       35

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                             36


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

                                     PART I


ITEM 1.  BUSINESS.

        21st Century Telecom Group, Inc. ("21st Century" or the "Company") is a Chicago-based company incorporated in October, 1992.

        21st Century is an integrated, facilities-based, communications company which seeks to be the first provider of bundled voice, video and high-speed Internet and data services in selected midwestern markets beginning with Chicago's Area 1. The City of Chicago has awarded the Company a 15-year renewable franchise for Area 1. Area 1 stretches more than 16 miles along Chicago's densely populated lakefront skyline and includes the affluent residential neighborhoods of the Gold Coast, Lincoln Park and Dearborn Park and the nation's second largest business and financial district. The Company has developed and is constructing an advanced fiber optic network that employs a Distributed Ring-Star architecture characterized by fiber-richness, two-way interactivity, SONET, ATM, as well as broadband optical technologies, based redundancy and self-healing attributes (the "DRS Network"). The DRS Network accommodates not only traditional voice and video applications, but also the rapidly growing demand for high-speed data services. The Company believes that its DRS Network provides the Company with significant strategic advantages that differentiate 21st Century from its competitors, such as improved time-to-market, multiple revenue streams, enhanced service quality and reliability, and the provisioning of competitively-priced bundled services.

     The Company has secured a 15-year renewable attachment agreement with the Chicago Transit Authority (the "CTA"), which reduced costly and time-consuming "make-ready" and underground construction for the backbone portion of the DRS Network and enabled the Company to install and activate the DRS Network backbone rapidly and efficiently by taking advantage of access to the CTA's rail systems. The Company has also secured pole attachment agreements with Commonwealth Edison Company ("Commonwealth Edison") and a subsidiary of Ameritech Corporation ("Ameritech") which provide 21st Century access to scarce pole space within Area 1 to further facilitate deployment of its DRS Network. The decentralized configuration of the DRS Network, which includes distributed hubs and nodes that act "intelligently" to route network traffic efficiently, together with the CTA and the pole attachment agreements, enables network construction to be driven in large part by market demand and revenue potential, in contrast to the conventional approach of building a system from the headend outward on a block-by-block basis. To fully exploit this advantage, the Company's sales and marketing strategy is coordinated with the network construction and focused on securing bulk contracts with multiple dwelling units ("MDUs").

     21st Century's DRS Network currently provides telephone, video, audio and data services. These services include 115 analog video channels, 41 virtual information channels with local content (e.g., train and airline schedules, restaurant menus, local news and sports scores, stock quotes and expressway traffic updates) and 16 specialty audio channels (e.g., international and foreign language programming, BBC radio broadcasts, reading services for the blind, commercial-free music categories and select distant-market FM stations), with significant capacity for additional broadband and narrowband products and services. The Company's residential and home office data product is its high speed cable modem product (27 Mbps downstream, 10 Mbps upstream shared by up to 400 users depending upon penetration in each node). The Company is also hosting websites for commercial customers. The Company is also providing switched, facilities-based competitive local exchange carrier ("CLEC") services (capable of providing last mile connectivity) and local dial tone to selected residential subscribers and will be expanding to more residential and commercial accounts during the year. The Company offers a broad range of competitive telephony services (e.g., local, long distance and enhanced services) to residential subscribers, many of whom currently have no facilities-based alternative to the service provided over the network of the incumbent local exchange carrier ("ILEC"). The Company has co-located in 12 Ameritech Central Offices and has immediate access to all telephone customers in Area 1. During 2000, the Company will expand to 23 Ameritech Central Offices, extending its ability to offer telephone service to customers well beyond Area

1. The Company will offer high-speed, flexible bandwidth access services concurrent with its build-out of the commercial district.

     21st Century has taken significant steps to implement its business plan and service offerings in Chicago's Area 1. During this past year, the Company has rapidly built its DRS Network, with 72% of the estimated 325,000 Homes Passed in its service territory and 89% of the planned 300 miles of plant completed by December 31, 1999; began to offer telephone services to a large portion of the Area 1 residential market; expanded a state-of-the-art customer service call center; expanded its focused advertising program; acquired bulk service and right of entry contracts to provide video services to over 1,100 residential multiple dwelling unit buildings at December 31, 1999; acquired over 50,000 orders for video, Internet and telephone services at December 31, 1999; activated over 49,000 video, Internet (cable modem and dial up), telephony, dedicated access, ISDN, DSL, web hosting and server co-location connections by December 31, 1999; and completed a strategic acquisition to accelerate the Company's commercial business plan.

     On February 26, 1999, the Company acquired EnterAct Corp. ("EnterAct"), a Chicago-based provider of Internet access and commercial data services. At the time of Acquisition, the majority of EnterAct's customers were residential dial up Internet access customers; however, a significant portion of EnterAct's 1998 and 1999 calendar year revenues were derived from Internet, data and consulting services provided to its business customer base. During 1999, EnterAct served as the Company's business service division, developing, marketing and selling data and telephony services to the business community. In January 2000, EnterAct was fully integrated into the 21st Century organization and marketing and sales activities were realigned around the company's products.

     On December 12, 1999, 21st Century entered into a definitive agreement to merge with RCN Corporation. RCN will be the surviving corporation. The merger is expected to be completed during the second quarter of 2000, once necessary regulatory and shareholder approvals are obtained, the Company's Senior Discount Notes and Subordinated Exchange Debentures (which were issued in February 2000 in exchange for the Company's' Senior Exchangeable Preferred Stock) are retired or amended to accommodate the merger, and other conditions to close are completed.

BUSINESS STRATEGY AND COMPETITIVE ADVANTAGES

     The Company believes that it can utilize its innovative DRS Network, superior product offerings and other strategic assets to compete strongly in Chicago's Area 1 and other selected markets. 21st Century's strategy and competitive advantages include the following:

     HIGH-CAPACITY, FULL-SERVICE DRS NETWORK. 21st Century's business plan leverages upon the advantages of its innovative, internally-developed DRS Network architecture in providing fully-integrated voice, video and high-speed data services. Key attributes of the DRS Network include (i) an advanced integrated network design built to the rigorous Bellcore standards, (ii) the distribution of switching and traffic routing mechanics at specific locations out on the DRS Network (rather than being concentrated at one point as in conventional networks), allowing the Company to efficiently and economically route traffic (iii) a SONET, ATM, and broadband optical technology-based redundancy and self-healing architecture with both circuit and route diversity,
(iv) multiple layers of power redundancy to ensure network reliability and (v) a large fiber capacity permitting delivery of advanced two-way, fully-interactive broadband services, as well as significant unutilized capacity to allow the Company to upgrade services, add applications and develop new product offerings without service interruption or interference.

     COST-EFFECTIVENESS OF THE DRS NETWORK ON A REVENUE-DRIVEN BASIS. The decentralized configuration of the DRS Network, combined with the CTA and pole attachment agreements, allows the Company to rapidly and efficiently deploy the DRS Network to accommodate market demand on a revenue-driven basis. This strategy contrasts sharply with the typical approach of building a conventional hybrid fiber-coaxial cable system from the headend outward on a block-by-block basis. This DRS Network advantage, in conjunction with the Company's strategy of co-locating with Ameritech switches, also allows the Company to more efficiently utilize its capital resources to sell bundled telephone, cable and Internet services so as to secure a larger number of MDU contracts and expand quickly in the ROE market. Accordingly, significant revenue streams should be realized earlier in the construction build-out plan than would be realized by a conventional coaxial cable system build-out. For example, after a large MDU is activated for telephone services, the Company then markets its premium cable and pay-per-view video services, as well as its high-speed Internet services to the telephone customers in that MDU. For commercial subscribers, the Company will seek initially to sell its services in Chicago's dense central downtown area to (i) small to mid-sized commercial accounts and communications-intensive businesses that will benefit from the Company's telephone, high-speed data and Internet services and (ii) organizations such as the Building Owners Management Association and other facilities management companies that influence the selection of communications facilities at multiple buildings and within industry associations which the Company services.

      SUPERIOR PRODUCT OFFERINGS ON A BUNDLED BASIS. The Company believes that its voice, video, high-speed Internet and data offering is superior to competitive products currently available in Area 1 in terms of (i) the breadth and quality of the individual product offerings, (ii) the extent of the enhanced service features offered to the customer and (iii) the ability to bundle such product offerings into simple, convenient and attractively-priced packages. 21st Century's fiber-rich DRS Network is designed with up to three broadband amplifiers in cascade between its Network Operations Center ("NOC") and the subscriber (compared to up to 40 amplifiers used by conventional networks). This reduction in amplifiers significantly reduces signal degradation and results in higher video quality, increased reliability, superior audio, and greater data transmission capacity and accuracy. The Company's virtual information channels, which provide useful local content and information, are currently not available from any other single source in Area 1. The Company's high-speed data offering is its high speed cable modem product which operates at 27 Mbps downstream, 10 Mbps upstream shared by up to 400 users depending upon penetration in each node. In the third quarter of 1999, the Company began marketing a broad range of telephony services (e.g., local, long distance, call waiting, call forwarding, caller ID, voicemail and three-way calling) to 325,000 potential residential users in and adjacent to Area 1. Most of the residential customers, to the Company's best knowledge, currently have no facilities-based alternative to the service provided over the ILEC's network. The Company's bundled service offering will provide customers with convenient "one-stop shopping," attractive pricing through package discounts, a single source for installation and service, the option of "no waiting" customer self-installation and the ease of a single monthly bill for all services. Bundling services allows the Company to reduce its customer acquisition and installation costs.

     STRATEGIC ASSETS. The Company's core strategic assets include (i) the 15-year renewable franchise granted by the City of Chicago which permits the construction and installation of a network serving the entirety of Chicago's Area 1, as well as franchises to provide cable service in Skokie and Northbrook, suburbs of Chicago, (ii) the attachment agreement negotiated with the CTA and the pole attachment arrangements negotiated with Commonwealth Edison and Ameritech, which facilitate the timely and efficient build-out of the DRS Network through the utilization of scarce pole space and city infrastructure rights-of-way and (iii) CLEC certification from the Illinois Commerce Commission. These assets are extremely important due to the fact that right-of-way and utility pole attachment space are exhausted in Area 1 of Chicago today. The Company, in many locations, secured the last available space with its agreements. Each of these assets is a valuable and important component of the Company's facilities-based business strategy and together would be very difficult for another entrant to replicate.

     FIRST-TO-MARKET ADVANTAGES. The Company's telephone co-location strategy allows the Company to get to market much faster with its telephone and Internet services, sell its telephone and Internet services to customers outside its Area 1 cable TV franchise, and significantly improve its ability to "upsell" its premium services behind its basic telephone services inside Area 1. The Company believes that its co-location strategy, in conjunction with its accelerated build-out of the DRS Network will enable it to quickly acquire a significant customer base, and that its right-of-way and pole attachment agreements will give it a future time-to-market and pricing advantage over other prospective bundled and single-service providers attempting to enter the Chicago market.

     EXPERIENCED MANAGEMENT. The Company's management team has extensive and diverse experience in the cable television, Internet, data and telecommunications industries. The Company's senior management has demonstrated its expertise by constructing and activating the NOC, compressing the initial 4-year build-out schedule for Area 1 to 30 months, securing necessary video programming content, initiating appropriate billing to support the Company's planned product lines, executing its co-location telephone strategy, and building its own force to operate its own 24-hour Customer Service Support Center, all which prove that the Company's management personnel understand their markets and technologies.

     SUPERIOR CUSTOMER CARE. The Company is committed to providing superior customer care to differentiate itself from its competitors. To accomplish this, the Company has (i) contracted with a third party to provide a single billing statement for its residential telephone, cable TV and Internet services, (which facilitates bundled discounting for multiple services, permits customized billing statements and enables monthly, transactional and metered billing to support the Company's planned product lines), (ii) established a state-of-the-art call center staffed with highly trained customer service professionals and technical support specialists available 24 hours a day, seven days a week and (iii) negotiated the purchase of a highly rated Internet service provider to sell into and manage the Company's business operations. The Company has provided a dedicated toll-free number to the call center for all subscriber needs and continuously monitors call center performance measures. The Company believes that the quality and reliability of its services will result in fewer in-bound subscriber complaints, service requests and other non-revenue producing calls. The Company has also installed sophisticated status monitoring equipment in the NOC and throughout its DRS Network, which allows the Company to become aware of and remedy potential problems before they are detectable by subscribers. In addition, the Company built an integrated network management center to proactively monitor and maintain its voice, video, and Internet data services.

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

     In June, 1999, the Company filed franchise applications with the Chicago Cable Commission to provide cable television service in Chicago Areas 2, 3 and 4.

MARKET OVERVIEW

     The city of Chicago is the third largest urban market in the United States and Area 1 is the densest section in the city, characterized by a high concentration of MDU's and commercial office buildings. Area 1 has several significant and attractive attributes, including (i) a relatively high density of 10,500 housing units per square mile (compared with a density for the entire city of Chicago of 5,000 housing units per square mile), (ii) more than 325,000 homes (many of which are located in the upscale, demographically attractive lakefront neighborhoods), (iii) the lowest priced unbundled urban telephone loops in the country, (iv) the nation's second largest business and financial district, and (v) existing cable penetration (reportedly 37%) that the company believes is significantly below the national average of urban areas. The Area contains many ethnic enclaves, each with its own particular characteristics and, therefore, marketing opportunities. There are approximately 56,000 companies (based on companies within the city limits with more than 4 employees currently paying unemployment insurance) employing more then 500,000 people in the city's prominent business and financial district, which includes such business and landmarks as the Chicago Mercantile Exchange, Sears Tower, Chicago Board of Trade, Federal Reserve, Hancock Building, Merchandise Mart, Amoco Tower, major banks and other premier businesses.

INTERACTIVE BROADBAND DRS NETWORK

     DRS NETWORK COMPONENTS. The DRS Network consists of six main components: the NOC, the Transport Ring, Transport Hubs, Campus Rings, Campus Hubs and Service Distribution Nodes.

     The NOC processes voice, video and data signals before they are transported to the rest of the system. An Internet Service Provider ("ISP") site and video headend are located at the NOC together with a telephone switch. The NOC also functions as a gateway to other networks outside the DRS Network. The NOC monitors DRS Network activity and receives real-time information regarding DRS Network performance and network powering system status. The NOC also monitors the activation of equipment at the premises of the Company's subscribers.

     The Transport Ring is a group of fiber-optic cables that carries voice, video, high-speed Internet and data signals between the NOC and the Transport Hubs. Transport Hubs connect the Transport Ring and the Campus Rings. The Campus Rings are groups of fiber-optic cables that carry voice, video, Internet and high-speed data signals between the Transport Hubs and the Campus Hubs. The Campus Hubs connect the Campus Rings and the lines that feed the Service Distribution Nodes. The Service Distribution Nodes connect the subscribers to the Campus Hubs via high-speed coaxial cable. The Service Distribution Nodes represent the point in the DRS Network where light sent over the DRS Network via fiber-optic cable is translated into radio frequencies for delivery to the subscriber. The "star distribution" of the DRS Network refers to the star-shaped DRS Network components branching off the Campus Hub to each Service Distribution Node.

     Delivery of telephony services over the DRS Network requires the installation of switching and other ancillary equipment at the NOC and at the building to be served, where the existing twisted-pair telephone wire will connect to the DRS Network. The Company has acquired and installed such equipment in key MDU's.

     DESIGN ATTRIBUTES. The Company's DRS Network was conceived and designed by the Company's engineers and incorporates SONET, ATM, and broadband optics technology, Ring and Star architectures as well as wave-division multiplexing elements, and includes certain attributes of Hybrid Fiber Coax ("HFC") technologies. Key attributes of the DRS Network include (i) an advanced integrated network design built to Bellcore standards, (ii) the distribution of switching and traffic routing mechanics at specific locations out on the DRS Network (rather than being concentrated at one point as in conventional networks), allowing the Company to efficiently and economically route traffic,
(iii) a SONET-based redundancy and self-healing architecture with both circuit and route diversity, (iv) a broadband AM fiber optic technology-based redundancy and self-healing transport architecture with both circuit and route diversity,
(v) multiple layers of power redundancy to ensure network reliability and (vi) a large fiber capacity permitting delivery of advanced two-way, fully-interactive broadband services, as well as significant unutilized capacity to allow the Company to upgrade services, add applications and develop new product offerings without service interruption or interference. In addition, the DRS Network is designed with up to three amplifiers in cascade between its NOC and the subscriber (compared to up to 40 amplifiers used by conventional networks). This reduction in amplifiers significantly reduces signal degradation and results in higher video quality and reliability, a superior audio component and greater data transmission capacity and accuracy.

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

         ADVANCED FUNCTIONALITY AT SUBSCRIBERS' PREMISES. The Company uses an advanced analog Home Communications Terminal (set-top box) with 512K bytes of RAM and 256K flash memory, which will allow it to provide subscribers additional functions and features. Among such functions and features are interactive data channel capability, impulse pay-per-view, fully computerized addressability, forward and return path capability, bit-mapped graphics, downloadable software capability, fully interactive three-day electronic program guide, and enhanced signal theft protection.

         EFFICIENT INTRODUCTION OF NEW SWITCHED AND BROADBAND TECHNOLOGIES. 21st Century should be able to introduce most new switched and broadband technologies to its subscribers without causing service interruption or interference. The DRS Network's architecture has reserved bandwidth from 750MHz to 810MHz. This bandwidth has been allocated for future digital video services representing approximately 90 to 100 channels. While the Company does not anticipate conversion to digital in the immediate future given the DRS Network's initial 115 analog video channel offering, the DRS Network's large fiber capacity will allow the Company to upgrade services, add applications and develop new product offerings without service interruption or interference. The distributed nature of the architecture also allows containment of upgrades by hub area rather than requiring upgrades system wide.

         DEDICATED, TWO-WAY, HIGH-SPEED DATA CONNECTIVITY. The DOC allows true two-way (duplex), high-speed interactivity. At the DOC, a redundant series of routers, servers and switches are installed, from which typical ISP functionalities (Domain Naming System, Mail, News, Proxy, etc.) are administered and quad connections to national ISPs are maintained. Since the cable modem is connected directly from the subscriber's PC to the coaxial portion of the DRS Network, there is no need for a second telephone line to access the Internet, no delay associated with dialing into and signing onto a typical ISP's modem service, and no telephone usage charges for making a call into the DOC (as is typically the case with dial-up service).

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

     VIDEO AND AUDIO. The Company currently offers 115 analog video channels, 41 virtual information channels with local content and 16 specialty audio channels, with significant capacity for additional broadband and narrowband products and services. The 115 analog video channels include a basic package of 89 channels, one of the largest basic packages in the United States, designed to appeal to Chicago's ethnic and cultural diversity. Basic video channels for business customers also include specialized business programming such as Bloomberg, CNN, and CNN Financial. Programming for the Company's video offering comes from national and local networks, including most major networks such as ESPN, HBO, Showtime, Disney, and local Chicago affiliates of ABC, CBS, NBC and Fox. The video offering includes an on-screen, interactive viewing guide, and pay-per-view movies, with start times every 30 minutes, 24 hours per day.

     Also included in the Company's basic video package are 41 interactive information channels, which include local bus and train schedules, airline schedules, restaurant menus, local news and sports scores, stock quotes, personal ads, and other relevant local content. This server-delivered information is accessed on the customer's television via a specialized universal remote control.

     The Company's 16 specialty audio channels include international and foreign language broadcasts (selected to appeal to concentrations of nationalities residing in Chicago's Area 1), BBC radio broadcasts, Chicago Reading Information Services which offers reading services for the blind, commercial-free music categories, and select distant-market FM stations.

     HIGH-SPEED INTERNET AND DATA SERVICES. The Company provides high-speed Internet access services using a high-speed cable modem in much the same way customers currently receive Internet services over a modem linked to the local telephone network. The cable modems presently being used with the Company's DRS Network will operate at 27 Mbps downstream and 10 Mbps upstream, shared by up to 400 users depending upon penetration in each node. The customer's cable line (with cable modem) will be connected directly into the Internet. Because the cable modem connects through a cable line rather than through a telephone line, the Internet connection will always be active and there will be no need to dial up for access to the Internet or wait to connect through a port leased by an ISP. The Company is also hosting websites for commercial customers and expects to offer private virtual networks to link offices, buildings or campuses located throughout the franchise area. In addition to supporting cable modem services for Internet access, the DRS Network is capable of connecting computers or computer networks via a separate fiber connection. By connecting computers or computer networks at multiple locations, subscribers can establish virtual local area networks, over which they can transport data. The Company expects to offer a full range of high-speed data transport services (ISDN, DSL, T-1, T-3, OC-3, etc.) to enable customers to conduct video conferences, provide telephony over Internet connections, conduct E-Commerce, apply distance learning concepts, and otherwise take full advantage of the enormous bandwidth capabilities of the DRS network.

     TELEPHONY. During the second quarter of 1999, the Company implemented its strategy to include use of a concept known as "co-location". Co-location is the act of placing the Company's access nodes in certain Ameritech switching centers so they are co-located with, and have direct access to Ameritech's "last mile" distribution cable pairs (unbundled loops). This allows the Company to reach more customers faster by leasing Ameritech's "last mile" facilities and using them to connect the Company's telephone switch to potential customers through the Ameritech "last mile" loops. The Company offers a full range of local and long distance telephone services and dial-accessed Internet services. The co-location strategy allows the sale of these services to all Area 1 customers, and to many outside of Area 1. Co-location accelerates and expands the Company's telephone coverage considerably.

     The Company provides local, long distance, custom calling services, voice mail, Operator services and enhanced services to customers in franchise Area 1 and some customers in adjacent franchise areas. Enhanced services range from the basic offering, such as call waiting, call forwarding and three way calling, to the more advanced offering, such as caller ID and caller ID with name and automatic call back. These customers utilize the Company's DRS Network to access leased "co-location" facilities. The Company's interconnection requirements with other telephone companies have been met and the Company's current customers enjoy complete telephone services including single source billing. The Company plans to make available to business customers the full range of switched and private line voice and data services.

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

     FUTURE BROADBAND SERVICES. The Company's DRS Network will enable it to provide additional broadband services in the future, including (i) high-speed data transmission connecting homes and offices ("extranets"), (ii) wholesale transport and interconnection (local loop) services to connect long distance carriers to their customers, (iii) security services, including closed-circuit television security monitoring and alarm systems, (iv) interactive energy management services, which involve active monitoring by the customer of energy usage and cost and (v) interactive television which will allow the Company to leverage its subscriber base and generate additional revenue through targeted advertising and commerce transactions. The Company may seek strategic partnerships and alliances to provide a number of these services.

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

     BUSINESS (COMMERCIAL) MARKETING. In February, 1999, the Company purchased a highly rated ISP that has established an excellent service reputation in the Chicago area business community. The Company intends to use that ISP to sell into and manage its Chicago business market operations. The Company intends to market and sell all of its services to the Chicago business community, and to establish specially priced bundled services to meet the business community needs. The focus will be on business customers with server co-location, Internet and data transport, e-business development needs and more than five telephone lines. The Company also intends to sell its Internet and telephone services to businesses outside Area 1. The Company intends to especially focus on large business, work-at-home telecommuter needs, and on the small office/home office market segments whose needs include all of the services in the Company's portfolio.

     SALES PLAN. The Company's residential sales force is organized to address the residential and small office market. As previously stated, the Company recently acquired a business sales and management capability. The current residential sales force will continue to focus on residential bulk, right-of-entry, and single-family home sales. All sales personnel will sell individual and bundled services according to its customers' wants and needs. The Company currently uses its own direct sales force and a contract telemarketing group. The Company intends to augment these sales channels with agency agreements with building managers, owners, and rental agents.

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

     CUSTOMER SERVICE PROFESSIONALS. The Company's call center is currently staffed with 84 full-time customer service professionals ("CSPs") trained to handle calls 24 hours a day, seven days a week. Each CSP is highly trained and has a thorough understanding of the Company's service offerings. The Company has provided a dedicated toll-free number to the call center for all subscriber needs and continuously monitors call center performance measures.

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

CHICAGO FRANCHISES

     21st Century was awarded a 15-year, renewable franchise effective June 1996 by the City of Chicago for the construction of a fiber cable network in Chicago's Area 1, representing one of the first second-provider franchise awards for a large urban area. Under this 15-year, renewable franchise, the Company has been granted unrestricted access to the public right-of-way to construct, operate and maintain its DRS Network to all residential and commercial subscribers in the franchise area. The franchise requires that the Company provide ubiquitous service to all residential subscribers in the franchise area in accordance with a specified time schedule, and allows the Company to selectively provide service to the franchise area's business and financial districts.

     In June, 1999, the Company filed franchise applications with the Chicago Cable Commission to provide cable television services in Chicago Areas 2, 3 and 4.

SKOKIE FRANCHISE

     In March of 1998, 21st Century was awarded a 15-year renewable franchise by the Village of Skokie. The City boundaries of Skokie are contiguous with a portion of the Chicago Area 1 franchise (at the NW corner). The Skokie franchise area consists of 20,000 homes, 2,800 businesses and 40,000 employees.

NORTHBROOK FRANCHISE

     In March of 1999, 21st Century was awarded a renewable franchise expiring December 31, 2014 by the Village of Northbrook located just northwest of Skokie. The Northbrook franchise area consists of 12,000 homes, 2,700 businesses and 36,000 employees. This franchise award is contingent upon the Company's securing the funds necessary to build its Northbrook network.

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

EMPLOYEES

         At December 31, 1999, the Company had 588 active employees. The Company considers its relations with its employees to be satisfactory. The Company recruits from several major industries for employees with skills in voice, video, Internet, and data technologies.


ITEM 2.     PROPERTIES.

     The Company entered into a 15-year lease, dated January 31, 1997 (the "Apparel Lease") for its headquarters and NOC, located at 350 N. Orleans, Suite 600, Chicago, IL 60654. The Apparel Lease covers 40,397 square feet.

     The Company has also entered into various property leases for office and warehouse space within the City of Chicago on terms it believes are appropriate in the market. In addition, the Company leases office space in Orlando Florida for it's software development division.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     NONE.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

     There is no established public trading market for the Company's common stock, and accordingly, no high and low bid information or quotations are available with respect to the Company's common stock. At December 31, 1999, there were 4,241,863.52 shares of common stock outstanding and held of record by approximately 149 shareholders and 18,182.2 shares reflected as common shares to be issued related to a separation agreement. At December 31, 1999, options and warrants to purchase an aggregate of 3,975,829.3 shares of common stock were outstanding. All outstanding options and warrants provide for antidilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in the corporate structure of the Company.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.


                        FOR THE YEAR          FOR THE NINE                        FOR THE YEAR ENDED AND AS OF MARCH 31,
                       ENDED AND AS OF    MONTHS ENDED AND AS OF      -----------------------------------------------------------
                      DECEMBER 31, 1999     DECEMBER 31, 1998              1998           1997            1996           1995
                      -----------------   ----------------------      -------------   -------------   -----------    ------------
Operating revenues     $   11,320,134      $      873,898             $     189,023    $     27,480   $          -    $         -

Net loss               $  (65,071,616)     $  (32,788,712)            $ (15,030,544)   $ (2,817,292)  $ (1,026,609)   $  (779,314)

Net loss attributable
 to common shares      $  (78,135,081)     $  (41,717,419)            $ (19,265,007)   $ (3,296,273)  $ (1,026,609)   $  (779,314)

Basic and diluted
 loss per share        $       (18.93)     $       (11.94)            $       (7.37)   $      (1.66)  $      (0.64)   $     (0.52)

Total Assets           $  238,506,408      $  254,343,973             $ 262,732,604    $ 14,396,708   $  1,664,877    $   847,659

Long Term Debt         $  255,010,575      $  222,453,777             $ 203,549,069    $    185,227   $    149,884    $   625,243

Total redeemable
 preferred stock       $   61,666,268      $   52,617,006             $  46,492,812    $ 16,794,963   $          -    $         -

Total shareholders'
 equity                $ (104,498,439)     $  (33,907,034)            $   3,938,630    $ (2,960,337)  $ (1,744,556)   $(1,063,122)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion and analysis of the historical results of operations and financial condition of 21st Century Telecom Group, Inc. (the "Company") and factors affecting the Company's financial resources. The discussion of the results of operations and financial condition for the year ended December 31,1999 includes a comparative analysis to the nine months ended December 31, 1998, and a comparison of the nine months ended December 31, 1998 to the year ended March 31, 1998. The Company believes the analysis of the three periods to be comparable, due to the ramp-up nature of the Company's operations. Furthermore, the Securities and Exchange Commission considers a nine month period to be sufficiently equivalent to a year. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Report. This discussion contains forward-looking statements which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth in this Report.

GENERAL

     21st Century was awarded a franchise in 1996 by the City of Chicago that allows for the construction of the Distributed Ring-Star ("DRS") Network in Chicago's Area 1. Under this 15-year renewable license, the Company is granted unrestricted access to the public right-of-way to construct, operate and maintain its DRS Network to all residential and commercial subscribers. Since inception, the Company's principal focus has been the development of its telecommunications business in Chicago's Area 1. In June 1999, the Company applied for franchises in Areas 2, 3, and 4 in the City of Chicago.

     In March 1998, the Company was awarded a franchise to provide cable service to the Village of Skokie. The Company began construction of its DRS Network in Skokie during the second quarter of 1999. In March of 1999, the Company was awarded a renewable franchise expiring December 31, 2014 by the Village of Northbrook, located just northwest of Skokie.

     On February 26, 1999 the Company acquired EnterAct, L.L.C. ("EnterAct"), a Chicago based provider of Internet access and commercial data services. EnterAct had approximately 50 employees at the time of acquisition. The majority of EnterAct's approximate 10,000 customers were residential dial up Internet access customers; however, a significant portion of EnterAct's 1998 calendar year revenues were derived from Internet, data, and consulting services provided to its business customer base. The Company refers to this area of its business as the Business Services Group ("BSG").

      On December 12, 1999, the Company entered into a definitive agreement to merge with RCN Corporation, a publicly traded company that provides video, telephone and data connections to primarily residential subscribers through an advanced broadband network.

     The Company has incurred net losses in each year since its inception, and as of December 31, 1999, the Company had an accumulated deficit of $144,640,348. The Company anticipates that it will continue to expand its operations and that it will continue to incur net losses during the next several years as a result of (i) substantially increased depreciation and amortization from the construction of networks, (ii) significantly increased operating expenses as it builds its subscriber base and (iii) interest charges associated with the Senior Discount Notes. There can be no assurance that growth in the Company's revenues or subscriber base will occur or that the Company will be able to achieve or sustain profitability or positive cash flow.

RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998.

      REVENUES. The Company generated subscriber revenues of $11,320,134 for the year ended December 31, 1999 and $873,898 for the nine months ended December 31, 1998. The increased subscriber revenues resulted from the installation of cable video service, residential telephone service, and cable modem service into contracted buildings on the new DRS Network and also increased subscriber revenues through the acquisition of EnterAct, L.L.C and the expansion of that data/internet subscriber base. EnterAct, renamed the Business Services Group (BSG) contributed $5,690,945 of subscriber revenues during the year. At December 31, 1999, the Company was providing service to 45,838 connections in 114 bulk Multiple Dwelling Units ("MDUs") and 616 right of entry ("ROE") buildings with a backlog of 5,157 connection orders for bulk MDU and ROE customers. In addition, the company's BSG division provided internet services, including dial-up, to 3,199 subscribers at December 31, 1999.

      EXPENSES. The Company incurred total operating expenses that related to the cable, Internet and telephony products and services of $54,704,421 and $22,900,576 for the year ended December 31, 1999 and for the nine months ended December 31, 1998, respectively. During the year ended December 31, 1999, the company completed a major portion of its DRS Network within the Chicago Area 1 franchise and substantially expanded its efforts to solicit new subscribers and to better service existing subscribers. During the year, a net total of almost 500 employees were added to the Company's workforce from its base of a little over 100 at December 1998.

      Network operating expenses, direct costs associated with the delivery of service to the customer and installation of service at the customer's location, were $11,849,414 and $2,678,047 for the year ended December 31, 1999 and the nine months ended December 31, 1998 respectively. The increase is the result of increased direct costs in providing service to the larger subscriber base and increased costs relating to the installation of services to new subscribers.

      Selling, general and administrative expenses were $30,882,202 and $16,345,750 for the year ended December 31, 1999 and for the nine months ended December 31, 1998, respectively. This increase reflects the Company's acquisition and servicing of subscribers, promotion costs and the addition of employees to support customer service functions established within the Company, as well as certain key sales and marketing positions. Also impacting the increase in selling expenses were increased marketing and advertising costs. Additionally, the Company incurred general and administrative expenses for one-time employment related costs for the separation of certain employees and for the recruitment of certain key new hires. The company substantially expanded the state-of-the art call center staffed with customer service professionals and technical support specialists available 24 hours a day, seven days a week which has contributed to the increase in general and administrative expenses. Full-time call center personnel increased to 84 at December 31, 1999, up from 20 at December 31, 1998.

      Depreciation and amortization costs were $11,972,805 and $3,876,779 for the year ended December 31, 1999 and for the nine months ended December 31, 1998, respectively. The increase in depreciation and amortization costs is primarily attributable to the increase in plant placed into service as the Company continues to buildout its network, investments in computer hardware and software along with continued investments in leasehold improvements and office furniture to accommodate the growing workforce.

      The acquisition of EnterAct in February 1999 was accounted for as a purchase and resulted in goodwill amortization of $864,053 during the year ended December 31, 1999.

      Interest expense increased from $18,232,959 to $25,893,790 due to interest associated with the Senior Discount Notes issued in February 1998. Interest income decreased from $8,670,695 to $5,851,369 due primarily to reductions in investment balances necessary to provide the cash required to fund the accelerated build out of the Network and operating activities. Amortization of issuance costs on Senior Discount Notes increased from $1,199,770 to $1,591,667, primarily resulting from three additional months of amortization during the year ended December 31, 1999.

      NET LOSS. For the year ended December 31, 1999 and for the nine months ended December 31, 1998, the Company incurred net losses amounting to $65,071,616 and $32,788,712, respectively. The Company expects its net losses to continue as it introduces new services and as the Company continues to build-out the DRS Network and seeks to expand its business.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED MARCH 31, 1998.

      REVENUES. The Company generated subscriber revenues of $873,898 for the nine months ended December 31, 1998 and $189,023 for the year ended March 31, 1998. The increased subscriber revenues resulted from the installation of service into contracted buildings on the DRS Network and sales efforts to increase penetration of services into these buildings. At December 31, 1998, the Company was providing service to 10,455 connections in 40 bulk Multiple Dwelling Units ("MDUs") and 107 right of entry ("ROE") buildings. As of December 31, 1998, there were 3,690 backlogged connection orders for bulk MDU and ROE customers.

      EXPENSES. The Company incurred operating expenses that represent network operating costs related to the delivery of cable, Internet and telephony services of $2,678,047 and $2,023,310 for the nine months ended December 31, 1998 and for the year ended March 31, 1998, respectively. This increase was the result of the continued ramp-up in the design and construction of the network, acquisition of video programming and the addition of employees. The increase was also impacted by the start-up of the Company's telephony operations during the nine months ended December 31, 1998. Telephony expenses included connection and usage charges for testing the new switch and related consulting costs. Selling, general and administrative expenses were $16,345,750 and $10,216,919 for the nine months ended December 31, 1998 and for the year ended March 31, 1998, respectively. This increase reflects the Company's acquisition and servicing of subscribers, promotion costs and the addition of employees to support Information Technology functions established within the Company, as well as certain key sales and marketing positions. Also impacting the increase in selling expenses were production, printing, and distribution costs for a new marketing image program during the quarter ended December 31, 1998. Additionally, the Company incurred general and administrative expenses for one-time employment related costs for the separation of certain employees and for the recruitment of certain key new hires. Also during the nine months ended December 31, 1998, the Company established a state-of-the art call center staffed with customer service professionals and technical support specialists which contributed to the increase in general and administrative expenses. Depreciation and amortization costs were $3,876,779 and $1,411,847 for the nine months ended December 31, 1998 and for the year ended March 31, 1998, respectively. The increase in depreciation and amortization costs were primarily attributable to the increase in plant placed into service as the Company continued to buildout its network. Effective July 1, 1998, the estimated service lives for hub sites and outside plant were changed from 7 to 13 years. In addition, the estimated service lives for certain software and furniture and fixtures were changed from 5 to 7 years. These changes were made to correspond to industry norms for these types of assets. The changes in depreciable lives resulted in a reduction of depreciation expense of approximately $1,200,000. Interest expense increased from $3,722,947 to $18,232,959 due to interest associated with the Senior Discount Notes issued in February 1998. Interest income increased from $2,373,867 to $8,670,695 due primarily to interest earned on the increased level of cash held by the Company as a result of the issuance of the Senior Discount Notes and Exchangeable Preferred Stock in February 1998. Amortization of issuance costs on Senior Discount Notes increased from $218,411 to $1,199,770, as a result of the timing of the issuance and its subsequent amortization.

      NET LOSS. For the nine months ended December 31, 1998 and for the year ended March 31, 1998, the Company incurred net losses amounting to $32,788,712 and $15,030,544, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $25,693,317, $17,518,151, and $8,080,516 for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, respectively. Net cash used in the operating activities for the year ended December 31, 1999, resulted principally from the Company's net loss, increased levels of inventory to accommodate the accelerated build out of the DRS Network and conversion of homes passed into marketable homes, and a net increase in noncurrent assets and liabilities. This use of cash was partially offset by amortization of the discount on the 12 1/4% Senior Discount Notes, depreciation and amortization, amortization of debt issuance costs and an increase in accounts payable which reflects the overall increase in the activities of the business as a whole. Net cash used in operating activities for the nine months ended December 31, 1998 resulted principally from the Company's net loss from operations and an increase in inventory levels. These items were partially offset by amortization of the discount on the 12 1/4% Senior Discount Notes, amortization of debt issuance costs, depreciation expense and stock compensation expenses. Net cash used in operating activities for the year ended March 31, 1998, resulted principally from the Company's net loss from operations and purchases of inventory, offset by increases in accounts payable, amortization of the discount on the Senior Discount Notes, depreciation expense and the compensation expense recognized related to the stock option plan.

     Cash flow used in investing activities totaled $39,523,132, $126,770,357, and $25,665,047 for the year ended December 31, 1999, nine months ended December 31, 1998, and the year ended March 31,1998, respectively. Cash requirements in the year ended December 31, 1999 consisted primarily of costs for the construction of the DRS Network and creation of marketable homes and the acquisition of EnterAct, offset partially by net liquidation of investments of the funds obtained from issuance of the 12 1/4% Senior Discount Notes and the 13 1/4% Senior Preferred Stock. Cash requirements in the nine months ended December 31, 1998, consisted of costs for the continued deployment of the network in the Area 1 franchise and installing and facilitating the telephone switching equipment in the Telephone Operations Center ("TOC"), which is located at corporate headquarters. Also contributing to the increase in cash used for investing activities was an increase in short term investments which reflected an effort to improve returns on monies previously classified as cash. Cash requirements in the year ended March 31, 1998, consisted of the cost of building and equipping the NOC and facilitating the corporate headquarters and network construction. In addition, $10 million was invested in a security, which matured on December 7, 1998.

     Cash flow from financing activities was $2,647,213 for the year ended December 31, 1999, a negative $450,108 for the nine months ended December 31, 1998 and $243,154,859 for the year ended March 31,1998. Cash flow from investing activities for the year ended December 31,1999 primarily reflects the acquisition of service vehicles through lease financing. For the nine months ended December 31, 1998, the sale of Class A Preferred Stock generated $100,000 which was offset by $131,040 payment on debentures plus accrued interest and the settlement of a bank payable for $419,068. In the year ended March 31, 1998, the private sale of $200 million in Senior Discount Notes; the sale of $50 million in Exchangeable Preferred Stock; and the sale of Class A Preferred Stock generated a net of $192,113,175, $48,025,236, and $2,597,380, respectively.

     The cost of network development, construction and start-up activities of the Company has required and will continue to require substantial capital. The Company estimates that its aggregate capital expenditure requirements related to DRS Network construction in Area 1 will total approximately $250 million. As of December 31, 1999, the company has spent a total of $181,251,682. Capital expenditures for calendar year 1999 were $117,678,927, and $54 million for the calendar year 1998. The Company expects to complete the construction of the DRS Network in Chicago Area 1 during the next fiscal year. The Company has spent a total of approximately $10 million on the DRS Network for the Village of Skokie as of December 31, 1999. Substantially all of the construction spent in Skokie occurred in 1999. The Company has funded these expenditures primarily from the net proceeds of the sale of the 12 1/4% Senior Discount Notes and the 13 3/4% Senior Cumulative Exchangeable Preferred Stock and operating revenues. In order to retain funds available to support its operations, the Company has no expectation of paying cash interest on the Senior Discount Notes or cash dividends on the Exchangeable Preferred Stock prior to February 15, 2003. The Company may require additional financing in the future as it begins to develop additional franchise areas or if the development of Area 1 in Chicago is delayed or requires costs in excess of current expectations. There can be no assurance that the Company will be able to obtain any additional debt or equity financing, or that the terms thereof will be favorable to the Company or its existing creditors or investors. On August 5, 1998, the Company entered into a $40 million bank revolving credit facility with a number of banks to provide supplemental financing. As of December 31,1999, no borrowings have been made under this facility. The Company has entered into additional amendments since the original agreement to its bank revolving credit facility, which adjusted certain operating covenants.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. Management believes that this statement will not have a material effect on results of operations and financial position.

     Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" is effective beginning in the first quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management believes that this statement will not have a material effect on results of operations and financial position of the Company.

IMPACT OF YEAR 2000

     Starting in 1998, the Company initiated an awareness program to address the Year 2000 issue. The Company initiated a formal Year 2000 program that included a project office. The Company completed a comprehensive inventory and assessment of Information Technology (IT) and non-IT related systems and equipment that may be affected by Year 2000 issues. The Company contracted with a third party to assist with its Year 2000 assessment. Replacement, remediation, and certification of vendors for identified, critical IT and non-IT systems and equipment was implemented prior to December 31, 1999. No problems have been encountered in 2000. The total cost of the Year 2000 project incurred through December 31, 1999 did not have a material effect on the results of operations. In 2000 the Company will continue to monitor critical IT and non-IT systems and equipment and relationships with third parties. The Company does not expect costs related to Year 2000 efforts in 2000 to have a material effect on the results of operations. Contingency plans have been developed to address potential disruptions that may result from Year 2000 issues.

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



              NAME                AGE               POSITION(S) WITH COMPANY
     ----------------------       ---        -----------------------------------------------
     Edward T. Joyce               57        Chairman of the Board
     Robert J. Currey              54        President, Chief Executive Officer and Director
     Ronald D. Webster             50        Chief Financial Officer and Treasurer
     John A. Brouse                51        Vice President Engineering
     David Jacobs                  36        Vice President of Customer Operations
     Roxanne Jackson               34        Vice President of Human Resources
     Eric D. Kurtz                 35        Vice President of Operations and Assistant Secretary
     Dennis Parker                 62        Vice President of Marketing and Planning (Separated on
                                             January, 7, 2000)
     Susan R. Quandt               45        Vice President of Sales (Separated on December 1, 1999)
     Christopher Young             44        Vice President and Chief Information Officer
     Michael Cloran                31        Vice President of Sales and Service
     Tracy Snell                   37        Vice President of Off-site Development
     Howard Kitchen                57        Vice President of Telephony
     Marcus Miller                 45        Vice President of Marketing Management
     William Farley                57        Director
     Elzie Higginbottom            58        Director
     Dr. Charles E. Kaegi          49        Director
     David Kronfeld                52        Director
     James H. Lowry                59        Director
     Glenn W. Milligan             52        Director
     Thomas M. Neustaetter         48        Director


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

     DAVID L. JACOBS has served as the Company's Vice President of Customer Operations since July 1998. Prior to that time Mr. Jacobs was Senior Director of Engineering and Technology for Ameritech New Media and was also Ameritech's New Media Director of Technical Support and New Product Development. He held various positions with Illinois Bell prior to his appointment at Ameritech.

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

     DENNIS D. PARKER served as the Company's Vice President of Marketing and Planning from November 1998 to December 1999. Mr. Parker served as President and CEO of Prairie Systems from 1995 until 1998; President and CEO of ITN (Illuminet) from 1989 until 1995, and was President and Managing Director of the Princeton Institute from 1985 until 1989. Prior to that, Mr. Parker was in planning and operations for AT&T Information Systems Division.

     SUSAN R. QUANDT has served as the Company's Vice President of Sales from December 1997 to December 1999. From December 1994 to December 1997, Ms. Quandt served as Executive Vice President of Taylor-Winfield, an information technology market consulting and executive recruiting firm. From January 1992 to September 1994, Ms. Quandt served as Vice President of Marketing and Product Development of Call-Net Enterprises Inc., a national long-distance telephone company owned by Sprint Canada. From January 1989 to December 1991, Ms. Quandt served as Vice President of Marketing for Schneider Communications, Inc., a regional long-distance telephone company.

      CHRISTOPHER YOUNG has served as the Company's Vice President and Chief Information Officer since August of 1998. He previously held the position of CIO at Mercury Marine from 1997 until 1998. He was CIO for Siemens Electromechanical Components, Inc., from 1995 until 1997 and served as Director of Information Technology for Consolidated Communications Directories from 1990 until 1995.

     MICHAEL CLORAN has served as the Company's Vice President Sales & Service since February 1999 when EnterAct, L.L.C. was acquired by the Company. From 1995 to 1999, Mr. Cloran served as CEO of EnterAct. From 1992 to 1995, Mr. Cloran was an object-oriented systems consultant developing systems including a bond trading system, medical instruments, and multimedia training systems. Prior to 1992, Mr. Cloran worked for Andersen Consulting on the Ameritech Service Center of Tomorrow project.

     TRACY SNELL has served as the Company's Vice President of Off-site Development since February 1999 when EnterAct, L.L.C. was acquired by the Company. From 1995 to 1999, Mr. Snell served as President of EnterAct. From 1991 to 1995, Mr. Snell developed systems for the aviation industry, HBOC, BellSouth, IBM, and multimedia training systems. Prior to 1991, Mr. Snell ran a service company and was a partner in a robotics venture.

     HOWARD KITCHEN has served as the Company's Vice President of Telephony since May 1999. Mr. Kitchen served as Director of Program Implementation from 1998 to 1999 at 21st Century. From 1997 to 1998, Mr. Kitchen served at Director of Vendor Relations at McLeod. From 1996 to 1997, Mr. Kitchen served as Director of New Business Development at Consolidated Communication. Prior to that, Mr. Kitchen was with Michigan Bell/Ameritech in numerous operations and staff positions.

     MARCUS C. MILLER has served as the Company's Vice President of Marketing Management since August 1998. From 1997 to 1998, Mr. Miller served as Vice President of Sales and Marketing for MD Consult, an internet based information service for doctors. From 1995 to 1997, Mr. Miller served as Executive Vice President of Marketing for Spyglass. Prior to that, Mr. Miller was Vice President and General Manager of Advanced Media Products at NEC Technologies, Inc.

     WILLIAM F. FARLEY has served as a Director of the Company since September 1998. Mr. Farley is Chairman of the Board and CEO of Farley, Inc. From 1985 to 1999, Mr. Farley was Chairman of the Board, President and CEO of Fruit of the Loom, Inc. Mr. Farley sits on various educational, civic and cultural boards including, The Horatio Alger Association Board of Directors, The Chicago Council on Foreign Relations, American Textile Manufacturers Institute, Rush Hospital Heart Institute, Lyric Opera, among others.

     ELZIE L. HIGGINBOTTOM has served as a Director of the Company since September 1998. Mr. Higginbottom has been involved in real estate development, management, and construction of single and multi-family and commercial real estate for more than two decades. East Lake Management and Development Corporation, a firm he founded, has become one of the largest minority-owned real estate services firms in the Midwestern United States under his management. Mr. Higginbottom currently serves on the governing board of the Housing Authority of Cook County, Illinois, and the Board of Directors of Cole Taylor Bank.

     DR. CHARLES E. KAEGI has served as a Director of the Company since the Company's inception in October 1992. Dr. Kaegi has been in private practice of psychiatry since July 1979. He has held Medical Director positions at Ravenswood Hospital Medical Center in the Community Mental Health Center, Alcohol and Drug Abuse Program, Dual Diagnosis Program, and Partial Hospital Program. He is an Assistant Clinical Professor of Psychiatry at the University of Illinois Medical School, and in the past was an Assistant Clinical Professor of Psychiatry at Rush Medical School and a Lecturer at the Chicago Medical School.

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

     THOMAS M. NEUSTAETTER has served as a Director of the Company since February 1997. Since March 1999, Mr Neustaetter has been an Executive Member of JK&B Capital, a venture capital firm. Prior to joining JK&B Capital, Mr. Neustaetter was a Partner of the Chatterjee Group, an affiliate of Soros Fund Management, from January 1996 to February 1999. Prior to working at the Chatterjee Group, Mr. Neustaetter was the President and founder of Bancroft Capital, a general consulting firm, from December 1994 to December 1995. Mr. Neustaetter serves on the boards of directors of MGC Communications,

Selectica, Inc., Gloss.com, emWare, Inc., and Vertex Holdings. Mr. Neustaetter earned his B.A. Phi Beta Kappa in Philosophy from the University of California, Berkeley, and his M.B.A. and M.S. in Information Science from University of California, Los Angeles.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board currently has four committees, the Executive Committee and the Compensation Committee and the Audit Committee and the Special Committee.

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

     The Special Committee is authorized to negotiate and execute on behalf of the Company any and all definitive agreements relating to merger with RCN Corporation. The current members are Robert J. Currey and Ronald D.
Webster.

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

     On April 14, 1998, the Company's Board of Directors approved the 1998 Employee Stock Option Plan for a total of 50,000 shares of common stock to be awarded to employees of the Company. The Board of Directors allocated ungranted options from other plans during 1999 to the 1998 employee stock option plan.

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

     As of December 31, 1999, there were 144,298 options to acquire shares of Common Stock outstanding pursuant to the 1998 Employee Stock Option Plan, of which 7,639 were vested.

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

     On April 14, 1998, the Company's Board of Directors approved the 1998 Key Management Stock Option Plan for a total of 150,000 shares of common stock to be awarded to key management employees. On June 18, 1999 the Board of Directors voted to suspend this stock option plan. No further awards were granted and the balance of shares not awarded was allocated to one or more existing plans. The Plan shall remain in effect with respect to all outstanding awards until such time as those outstanding awards are exercised, canceled, or otherwise terminated.

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

     An option participant may not exercise an option or any portion thereof until such option or such portion thereof has become fully vested. Pursuant to the Key Management Stock Option Plan, options generally vest 25% each July 1st and are fully vested after four years.

     As of December 31, 1999, options to acquire 140,375 shares of Common Stock were outstanding pursuant to the 1998 Key Management Stock Option Plan, of which 56,375 were vested.

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

     The Compensation Committee has the exclusive authority to establish, amend and rescind appropriate rules and regulations relating to the Agreement. Each participant's option will expire as of the earliest of: (i) the date on which it is forfeited under the provisions of the 1988 Stock Option Agreement; (ii) ten years from the option date; and (iii) the date on which it expires pursuant to the relevant option agreement. The option price may be greater than, less than or equal to the fair market value on the option date as determined in the sole discretion of the Compensation Committee.

     An option participant may not exercise an option or any portion thereof until such option or such portion thereof has become fully vested. Pursuant to the Stock Option Plan, 139,100 options were vested immediately on August 28, 1998 and the remaining future vesting options generally vest 1/48th each month retroactive to the date of hire and are fully vested after four years. All options have the right to become 100% vested and immediately exercisable prior to a Change in Control (as such term is defined in the Agreement).

     As of December 31, 1998, options to acquire 331,200 shares of Common Stock were outstanding pursuant to the 1998 Stock Option Agreement, of which 233,770 were vested.

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

     On January 30, 1997, the Company's Board of Directors approved a stock option plan. The original, aggregate number of shares of Common Stock that may be issued under the 1997 Stock Option Plan would not exceed 728,667.7 shares. Reserved shares may be either authorized but unissued shares or treasury shares, and will be distributed at the discretion of the Board of Directors. On June 18, 1999 the Board of Directors voted to suspend this stock option plan. No further awards were granted and the balance of shares not awarded was allocated to one or more existing plans. The Plan shall remain in effect with respect to all outstanding awards until such time as those outstanding awards are exercised, canceled, or otherwise terminated.

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

     As of December 31, 1999, options to acquire 575,759 shares of Common Stock were outstanding pursuant to the Stock Option Plan, of which 423,683 were vested.

     ISP EMPLOYEE STOCK OPTION PLAN. The Company's ISP Employee Stock Option Plan provides for the grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to key employees. The Compensation Committee of the Board of Directors administers the ISP Employee Stock Option Plan and grants options to purchase Common Stock thereunder.

     Effective February 26, 1999, the Company's Board of Directors approved the stock option plan. The aggregate number of shares of Common Stock that may be issued under options under the ISP Employee Stock Option Plan may not exceed 98,703 shares. The ISP Employee Stock Option Plan was created by the Company as a substitute for EnterAct's previous option plan.

     On February 26, 1999, 98,703 shares available under the 1999 ISP Employee Stock Option Plan were awarded at an exercise price of $4.50 which is equal to the $4.50 fair market value determined by the Board of Directors at the time of grant.

     The Compensation Committee has the exclusive authority to establish, amend and rescind appropriate rules and regulations relating to the ISP Employee Stock Option Plan. Each participant's option will expire as of the earliest of: (i) the date on which it is forfeited under the provisions of the ISP Employee Stock Option Plan; (ii) ten years from the option date; and (iii) the date on which it expires pursuant to the relevant option agreement. The option price may be greater than, less than or equal to the fair market value on the option date as determined in the sole discretion of the Compensation Committee.

     An option participant may not exercise an option or any portion thereof until such option or such portion thereof has become fully vested. All options vest at 50% on the first anniversary of the original grant date, an additional 25% on the second anniversary of the original grant date, and the remaining 25% on the third anniversary of the original grant date. Certain of the grant dates are deemed to be the original grant date under the original EnterAct option plan. Depending upon the reason for termination of employment, there are specific provisions that allow the employee to exercise vested shares within 60 days of termination of employment. Options expire after ten years from the date of grant.

     As of December 31, 1999, options to acquire 97,830 shares of Common Stock were outstanding; 77,572 options were vested.

      1999 STOCK INCENTIVE PLAN. The Company's 1999 Stock Incentive Option Plan provides for the grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to key employees. The Compensation Committee of the Board of Directors administers the 1999 Stock Incentive Plan and grants options to purchase Common Stock thereunder.

     Under the 1999 Stock Incentive Plan 60,000 options are available for grant primarily to specifically named former employees of EnterAct. Options granted have an exercise price of $4.50, which was equal to the $4.50 fair market value determined by the Board of Directors at the time of grant.

     On February 26, 1999, 50,100 of the shares available under the 1999 Stock Incentive Plan were awarded to such employees with an additional 4,205 options awarded to newly hired employees of the Company in March 1999 and 2,935 options awarded to newly hired employees of the Company in April 1999.

     The Compensation Committee has the exclusive authority to establish, amend and rescind appropriate rules and regulations relating to the ISP Employee Stock Option Plan. Each participant's option will expire as of the earliest of: (i) the date on which it is forfeited under the provisions of the Stock Option Plan;
(ii) ten years from the option date; and (iii) the date on which it expires pursuant to the relevant option agreement. The option price may be greater than, less than or equal to the fair market value on the option date as determined in the sole discretion of the Compensation Committee.

     An option participant may not exercise an option or any portion thereof until such option or such portion thereof has become fully vested. All options vest 50% on the first anniversary (February 26, 2000) of the original grant date, an additional 25% on the second anniversary of the original grant date and an additional 25% on the third anniversary of the original grant date and are therefore fully vested in three years. Depending upon the reason for termination of employment, there are specific provisions that allow the employee to exercise vested shares within 60 days of termination of employment. Options expire after ten years from the date of grant.

     As of December 31, 1999, options to acquire 53,640 shares of Common Stock were outstanding pursuant to the Stock Option Plan, of which none were vested.

     1999 ISP STOCK PLAN. The Company's 1999 Stock Incentive Plan provides for the grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to employees of the Company. The Compensation Committee of the Board of Directors administers the 1999 ISP Stock Plan and grants options to purchase Common Stock thereunder.

     On February 26, 1999, the Company's Board of Directors approved the 1999 ISP Stock Plan. The aggregate number of shares of Common Stock that may be issued under the Plan were 599,958. On February 26, 1999, 599,958 shares available were awarded to employees of EnterAct at various exercise prices with vesting status deternined by the respective measurement dates. The series "A" option price is $35.25 that is subject to a measurement date of the second anniversary date of the grant and expires on the seventh anniversary date of the grant. The series "B" option price is $45.33 that is subject to a measurement date of the second anniversary date of the grant and expires on the seventh anniversary date of the grant. The series "C" option price is $65.49 that is subject to a measurement date of the third anniversary date of the grant and expires on the eighth anniversary date of the grant. Unless terminated, all options vest at 100% on the measurement date provided the fair market value per share of the stock is equal to or greater than the exercise price per share on the measurement date. If on the measurement date the fair market value per share of the stock is less than the exercise price per share, the option shall terminate in its entirety. Depending upon the reason and timing for termination of employment, there are specific provisions that allow the employee to exercise vested shares for a period up to one year after termination of employment. Specific vesting guidelines related to change of Company control or death or disability of the employee could result in 100% vesting of options prior to the measurement dates previously stated.

     The Compensation Committee has the exclusive authority to establish, amend and rescind appropriate rules and regulations relating to the 1999 ISP Stock Plan. Each participant's option will expire as of the earliest of: (i) the date on which it is forfeited under the provisions of the 1999 ISP Stock Plan; (ii) ten years from the option date; and (iii) the date on which it expires pursuant to the relevant option agreement. The option price may be greater than, less than or equal to the fair market value on the option date as determined in the sole discretion of the Compensation Committee.

     As of December 31, 1999, options to acquire 599,219 shares of Common Stock were outstanding pursuant to this Plan, of which none were vested.

     ROBERT CURREY OPTION PLAN 1999. The Company's Robert Currey Option Plan provides for the grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to employees of the Company. The Compensation Committee of the Board of Directors administers the Robert Currey Stock Option Plan and grants options to purchase Common Stock thereunder.

     On November 24, 1999, the Company's Board of Directors approved the stock option plan. The aggregate number of shares of Common Stock that may be issued under the Plan were 322,000. On November 24, 1999, 322,000 shares available were awarded at an exercise price of $10.00 which is equal to the $10.00 fair market value determined by the Board of Directors at the time of grant. Of the 322,000 shares awarded, 161,000 vested immediately.

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

     An option participant may not exercise an option or any portion thereof until such option or such portion thereof has become fully vested. Pursuant to the Stock Option Plan, options generally vest 1/48 per month starting the month after grant date. All options become 100% vested in four years.

     As of December 31, 1999, options to acquire 322,000 shares of Common Stock were outstanding pursuant to this Plan, of which 161,000 were vested.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning compensation of the Company's Chief Executive Officer and each executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year (FY) ended December 31, 1999 (collectively, the "Named Executive Officers"); Compensation information for the nine month transition year (TY) ended December 31, 1998 and fiscal year (FY) ended March 31, 1998 are also included:


                                                                               LONG-TERM COMPENSATION
                                                                                               AWARDS

                                                   ANNUAL COMPENSATION                         NUMBER
                                                                                                   OF
                                                                                           SECURITIES
                                                                                           UNDERLYING
NAMED OFFICERS AND PRINCIPAL POSITION   YEAR   SALARY ($)    BONUS ($)   OTHER($)(1)          OPTIONS
-------------------------------------   ----   ----------    ---------   -----------          -------

Robert J. Currey                     FY-1999      181,000      175,000        4,681           322,000
President and Chief Executive        TY-1998       65,133      441,346       84,418           278,200
  Officer                            FY-1998       92,780            0            0                 0

Glenn W. Milligan,                   FY-1999      268,862            0       44,111                 0
  Chairman of  the Board  until      TY-1998      179,779       25,000        6,488            27,492.2 (2)
  January 1, 1999                    FY-1998      188,648       48,089       29,169           131,160.3

Ronald D. Webster                    FY-1999      166,000      184,231            0            50,000
Chief Financial Officer              TY-1998      113,003       50,000        3,692            53,000
                                     FY-1998       92,308       50,000        3,462           109,300.2

David Jacobs                         FY-1999      147,969       35,815          277                 0
Vice President of Customer           TY-1998       62,289            0            0            45,000
  Operations and Planning            FY-1998            0            0            0                 0

Christopher Young                    FY-1999      150,000       10,815            0            15,000
Vice President and Chief             TY-1998       63,462            0        8,137            30,000
  Information Officer                FY-1998

Dennis Parker                        FY-1999      150,000       10,815        3,853                 0 (3)
Vice President of Marketing and      TY-1998       22,500            0            0            30,000
  Planning until January 7, 2000     FY-1998            0            0            0                 0


(1) Includes amounts reimbursed for relocation expenses; and in the case of Mr. Milligan, the amount includes an annual membership fee to a private club.

(2) On December 31, 1998, the Company entered into an agreement with Glen Milligan, a Director of the Company and Chairman of the Company's Board of Directors, whereby the Company will issue 27,492.2 common shares to Mr. Milligan over a period of three years beginning August 21, 1999, or such other number of shares as is necessary to provide Mr. Milligan with .261% of the Company's common stock outstanding at August 21st of each year for the next three years. During 1999, 9,247 shares were issued to Mr. Milligan under this agreement.

(3) Mr. Parker was the Company's Vice President of Marketing and Planning from November 1998 to January 2000. Mr. Parker left the Company in January 2000.

     The following table contains certain information concerning the stock option grants made to each of the Named Executive Officers during the year ended December 31, 1999.


                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS
                        ---------------------------------

                      NUMBER OF      % OF TOTAL                                                 POTENTIAL REALIZABLE VALUE
                      SECURITIES      OPTIONS                                                   AT ASSUMED ANNUAL RATES OF
                      UNDERLYING     GRANTED TO    EXERCISE OR    MARKET PRICE                 STOCK PRICE APPRECIATION FOR
                       OPTIONS       EMPLOYEES IN  BASE PRICE      AT DATE OF    EXPIRATION         OPTION TERM (3)
NAME                   GRANTED       FISCAL YEAR     ($/SH)       GRANT ($/SH)       DATE             5%              10%
----                   -------       -----------     ------       ------------       ----             --              ---
Robert J. Currey        322,000        24.33%        $10.00           $10.00        11/24/09       $5,020,253    $8,351,851
Ronald D. Webster        50,000         3.78%        $ 4.50           $ 4.50         6/18/09       $  350,794    $  583,592
Christopher Young        15,000         1.13%        $ 4.50           $ 4.50        10/01/09       $  105,238    $  272,961


(1) Stock options vest 1/48th each month (Currey, Milligan, and Webster) or 1/4 each year (Young) and are fully vested after four years; provided that such officer remains continuously employed by the Company.

(2) These amounts are based on compounded annual rates of stock price appreciation of five and ten percent over the 10-year term of the options, and are mandated by rules of the Securities and Exchange Commission and are not indicative of expected stock performance. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock, overall market conditions, as well as the option holders' continued employment throughout the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded. The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.

     The following table sets forth certain information regarding options to purchase Common Stock held as of December 31, 1999 by each of the Named Executive Officers. None of such Named Executive Officers exercised any options during the year ended December 31, 1999.


                                AGGREGATED FISCAL YEAR-END OPTION VALUES


                                NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED IN-THE-MONEY
                                 UNEXERCISED OPTIONS AT FISCAL                  OPTIONS AT
                                         YEAR END                        FISCAL YEAR END (1)
                                -------------------------------     ---------------------------------
NAME                            EXERCISABLE       UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
----                            -----------       -------------      -----------       -------------
Robert J. Currey                    363,853           236,436          $3,984,464          $2,087,152
Glenn W. Milligan                   131,160              -             $1,951,661              -
Ronald D. Webster                   120,523            91,777          $1,593,822          $1,217,064
Christopher Young                    15,000            30,000          $  172,500          $  345,000
David Jacobs                         18,750            26,250          $  215,625          $  301,875
Dennis Parker                        15,000              -             $  172,500              -


(1) There was no public trading market for the Common Stock as of December 31, 1999. Accordingly, these values have been calculated by determining the difference between the estimated fair market value of the Company's Common Stock underlying the option as of December 31, 1999 ($16.00 per share) and the exercise price per share payable upon exercise of such options. In determining the fair market value of the Company's Common Stock, the Board of Directors considered various factors, including the Company's financial condition and business prospects, its operating results, the absence of a market for its Common Stock, and the pending merger with RCN Corporation.

EMPLOYMENT AGREEMENTS

     GLENN W. MILLIGAN. Mr. Milligan entered into an agreement with the Company as of January 1, 1999 with a term that ends on August 21, 2001. As of August 31, 1998, Mr. Milligan ceased to be the Chief Executive Officer of the Company and on January 1, 1999 ceased to be the Chairman of the Board. However, pursuant to the agreement, Mr. Milligan continues to be entitled to an annual base salary of $170,000 and an annual bonus of $100,000. Mr. Milligan is also entitled to receive annually the lesser of 20,000 shares of the Company's common stock or such other number of shares as is necessary to provide him with .261% of the outstanding shares of common stock as of August 21 of each year through August 21, 2001. Mr. Milligan can also receive stock options covering such number of shares pursuant to any separate agreement. Mr. Milligan is generally entitled to the standard executive benefits provided by the Company. In the event of his death Mr. Milligan's spouse, or his designated beneficiary, is entitled to continue to receive the benefits to which Mr. Milligan would have been entitled to under the agreement for the remainder of the term.

     ROBERT J. CURREY. Mr. Currey was employed by the Company as its President and Chief Executive Officer pursuant to an employment agreement dated March 6, 1998. Pursuant to the employment agreement Mr. Currey is entitled to an annual base salary of at least $181,000 and an annual bonus of at least $175,000. Mr. Currey is eligible for an annual review and at the discretion of the Board of Directors his salary can be increased but not decreased. Mr. Currey's stock option agreement dated November 24, 1999 entitled him to receive stock options for 322,000 shares of the Company's common stock, 50% of which vested immediately with the remaining "later vesting stock" to be vested over four years from the date of execution of the agreement. All options become 100% vested and immediately exercisable upon a change of control. The Board may also award a special bonus to Mr. Currey. Upon a termination of his employment agreement, Mr. Currey is generally entitled to specific severance benefits, and depending on the reason for termination, he may be entitled to $350,000 either in lump sum or over a one year period . In addition , if prior to three years from effective date then employee receives either: (i) $750,000 less the $350,000 paid above or (ii) retain vested stock options.

     RONALD D. WEBSTER. Mr. Webster entered into an employment agreement with the Company as of September 1, 1998. The employment agreement will expire on January 1, 2002. Pursuant to the employment agreement, Mr. Webster is entitled to an annual base salary of $166,000 and an annual bonus of $50,000 on January 1, 2000. The agreement provides for Mr. Webster to receive bonus payments of $100,000 for the remaining years. In addition, he is entitled to receive stock options covering such number of shares pursuant to a separate agreement. Upon a termination of his employment agreement, Mr. Webster is generally entitled to severance benefits, and depending on the reason for termination, he may be entitled to an amount equal to two times the annual salary and bonus he would have received for the year during which such termination occurs.

     TRACY SNELL. Mr. Snell entered into an employment agreement with the Company as of February 26, 1999. The employment agreement will expire on February 26, 2002. Pursuant to the employment agreement, Mr. Snell is entitled to an annual base salary of $150,000 and is entitled to participate in any performance based bonus plan provided by the employer. In addition, he is entitled to receive stock options covering such number of shares pursuant to a separate agreement. Upon a termination of his employment, depending on the reason for termination, Mr. Snell is generally entitled to severance benefits, and he may be entitled to an amount equal to one times the annual salary and bonus he would have received for the year during which such termination occurs.

     MICHAEL CLORAN. Mr. Cloran entered into an employment agreement with the Company as of February 26, 1999. The employment agreement will expire on February 26, 2002. Pursuant to the employment agreement, Mr. Cloran is entitled to an annual base salary of $150,000 and is entitled to participate in any performance based bonus plan provided by the employer. In addition, he is entitled to receive stock options covering such number of shares pursuant to a separate agreement. Upon a termination of his employment, depending on the reason for termination, Mr. Cloran is generally entitled to severance benefits, and he may be entitled to an amount equal to one times the annual salary and bonus he would have received for the year during which such termination occurs.

     All employment agreements contain confidentiality provisions and non-compete provisions.

ITEM 12.    PRINCIPAL SHAREHOLDERS.

     The following table sets forth certain information at December 31, 1999, regarding beneficial ownership of the capital stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the outstanding capital stock of the Company, (ii) each director of the Company, (iii) each Named Executive Officer of the Company and (iv) all directors and executive officers as a group.


                                                                         NUMBER OF SHARES OF
                                                    NUMBER OF SHARES     CLASS A CONVERTIBLE
                                                     OF COMMON STOCK         8% CUMULATIVE
                                                       BENEFICIALLY         PREFERRED STOCK         PERCENT OF AGGREGATE
NAME OF BENEFICIAL OWNER                                OWNED(1)         BENEFICIALLY OWNED(2)       VOTING RIGHTS(3)
------------------------                             ----------------     ---------------------       ----------------

Purnendu Chatterjee(4)                                   757,600.3                633.2                     26.0%
JK&B Capital(5)                                          378,800.2                316.6                     13.2
William Farley(6)                                        303,040.0                253.3                     10.4
Myron M. Cherry(7)                                       269,625.3                 12.7                      5.3
Boston Capital Ventures III, L.P.(8)                     151,520.1                126.6                      5.3
Elske Bolitho(9)                                         305,000.0                                           5.8
Thomas Neustaetter(4)(10)                                757,600.3                633.2                     26.0
Charles E. Kaegi, M.D.(11)                               932,480.0                  6.3                     17.1
Edward T. Joyce(12)                                      758,496.7                 50.8                     14.7
David Kronfeld(13)                                       530,320.3                443.2                     18.5
Glenn W. Milligan(14)                                   700,685.58                  4.7                     13.1
James H. Lowry                                            19,000.0                                             *
Elzie Higginbottom(15)                                    62,816.7                                           1.2
Robert Currey(16)(22)                                      318,450                                           6.0
Ronald Webster(17)(22)                                  147,138.89                  9.5                      3.0
Michael Cloran(18)(22)                                     309,104                                           5.9
Tracy Snell(19)(22)                                        311,504                                           5.9
David Jacobs(20)(22)                                        18,750                                             *
Christopher Young(21)(22)                                   20,000                                             *
Dennis Parker(22)                                                0                                             *
All executive officers and directors as a group (23)     3,296,338              62,5080                     20.1


* Less than 1%.

  (1) The persons named in this table have sole voting power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days after March 15, 2000, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

  (2) Each share of Class A Convertible 8% Cumulative Preferred Stock converts into one thousand shares of Common Stock at the option of the shareholder.

  (3) Percent of Aggregate Voting Rights, for each beneficial owner, was determined based upon a fraction. The numerator of such fraction is the sum of (a) the number of outstanding shares of Common Stock beneficially owned by such owner, plus (b) the number of shares of Common Stock into which the number of shares of Class A Convertible 8% Cumulative Preferred Stock beneficially owned by such owner are convertible, plus (c) the number of shares of Common Stock issuable upon exercise of options and warrants beneficially owned by such owner and which are exercisable within 60 days of March 15, 2000. The denominator of such fraction is the sum of (a) the aggregate number of shares of Common Stock outstanding on March 15, 2000, plus (b) the number of shares of Common Stock into which the aggregate number of shares of Class A Convertible 8% Cumulative Preferred Stock outstanding on
       March 15, 2000 are convertible, plus (c) the aggregate number of shares of Common Stock issuable upon exercise of options and warrants beneficially owned by such owner and which are exercisable within 60 days of March 15, 2000.

  (4) Represents 112,445.2 shares of Common Stock, 266,354.9 shares of Common Stock issuable upon exercise of warrants and 316.6 shares of Class A Convertible 8% Cumulative Preferred Stock held by Quantum Industrial Partners LDC ("QIP"). The address of QIP is c/o Curacao Corporation Company, Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. Also includes 65,218.2 shares of Common Stock, 154,485.9 shares of Common Stock issuable upon exercise of warrants and 183.6 shares of Class A Convertible 8% Cumulative Preferred Stock held by S-C Phoenix Holdings, L.L.C. ("S-C Phoenix"). The address of S-C Phoenix is c/o Chatterjee Management Company, 888 Seventh Avenue, New York, New York 10106. This total also includes 45.2 shares of Class A Convertible 8% Cumulative Preferred Stock, 16,057.2 shares of Common Stock and 38,035.5 shares of Common Stock issuable upon exercise of warrants held by Winston Partners II, LLC and 87.8 shares of Class A Convertible 8% Cumulative Preferred Stock, 31,169.8 shares of Common Stock and 73,833.6 shares of Common Stock issuable upon exercise of warrants held by Winston Partners II, LDC (Winston Partners II, LLC and Winston Partners II, LDC, collectively "Winston Partners"). The address of Winston Partners II, LLC is c/o Chatterjee Management Company, 888 Seventh Avenue, New York, New York 10106. The address of Winston Partners II, LDC is c/o Curacao Corporation Company, Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIP, S-C Phoenix and Winston Partners are associated with Chatterjee Management Company. Chatterjee Management Company is managed and controlled by Purnendu Chatterjee. Dr. Chatterjee may be deemed to have the power to direct the voting and disposition of the shares owned by QIP, S-C Phoenix and Winston Partners. Dr. Chatterjee and Mr. George Soros may each be deemed to have the power to direct the voting and disposition of the shares owned by S-C Phoenix. In addition, Mr. Soros, Mr. Stanley F. Druckenmiller and Soros Fund Management LLC may be deemed to have the power to direct the voting and disposition of the shares owned by QIP. The Percent of Aggregate Voting Rights excludes 224,890.4 shares of non-voting Common Stock beneficially owned by Purnendu Chatterjee.

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

  (6) The Percent of Aggregate Voting Rights excludes 89,956.1 shares of non-voting Common Stock. Mr. Farley disclaims beneficial ownership of all shares of non-voting common stock except 26,237.2 shares. The address of Mr. Farley is 233 South Wacker Drive, 5000 Sears Tower, Chicago, Illinois, 60606.

  (7) Includes 90,000 shares of Common Stock owned by Patricia M. Cherry, Trustee, Cherry Family Trust UTA May 11, 1995. Also includes 72,223.3 shares of Common Stock issuable upon exercise of options. The address of Mr. Cherry is 30 North LaSalle, #2300, Chicago, Illinois 60602. The Percent of Aggregate Voting Rights excludes 4,497.8 shares of non-voting Common Stock beneficially owned by Mr. Cherry.

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

(11)   Includes 172,202.2 shares of Common Stock held by Charles E. Kaegi,
       M.D., S.C., Defined Contribution Pension Plan and Trust, 26,990.0 shares of Common Stock held by Charles E. Kaegi, M.D., S.C., Defined Benefit Pension Plan and Trust, 1,700.0 shares of Common Stock held by Charles E. Kaegi, M.D., S.C. Profit Sharing Pension Plan and Trust, 115,754.5 shares of Common Stock, 3.2 shares of Class A Convertible 8% Cumulative Preferred Stock and 2,663.5 shares of Common Stock issuable upon exercise of warrants held by Charles E. Kaegi, MD Declaration of Trust dated 11-22-97 and 2,570.0 shares of Common Stock held by Charles E. Kaegi IRA. Also includes 104,000.0 shares of Common Stock and 376,721.8 shares of common stock issuable upon exercise of options held jointly with Mr. Kaegi's wife, and 109.744.5 shares of Common Stock and 3.2 shares of Class A Convertible 8% Cumulative Preferred Stock held by Wendy L. Kaegi Declaration of Trust dated 11-22-97 and 17,470 shares of Common Stock held by Wendy L. Kaegi, IRA. The Percent of Aggregate Voting Rights excludes 2,248.9 shares of non-voting Common Stock held by Mr. Kaegi and 1,124.5 shares of non-voting stock held by Wendy L. Kaegi Declaration of Trust dated 11-22-97.

(12) Includes 269,516.5 shares of Common Stock issuable upon exercise of options held by Mr. Joyce, 96,620.0 shares of Common Stock and 52,291.5 shares of Common Stock issuable upon exercise of options held by Mr. Joyce's wife, 28,500 shares of Common Stock issuable upon exercise of warrants held by Mr. Joyce, 4.587 shares of Common Stock, 12.9 shares of Class A Convertible 8% Cumulative Preferred Stock and 10,867.3 shares of Common Stock issuable upon exercise of warrants held by Edward T. Joyce, as Trustee of the Edward T. Joyce Ltd. Employees' Profit Sharing Plan, and 1,439.3 shares of Common Stock and 4.1 shares of Convertible Class A Preferred Stock and 3,409.3 shares of Common Stock issuable upon exercise of warrants held by Edward T. Joyce, as Trustee of the Individual Retirement Account for Edward T. Joyce. The Percent of Aggregate Voting Rights excludes 18,058.7 shares of non-voting Common Stock beneficially owned by Mr. Joyce.

(13) All such shares are held of record by JK&B Capital and Boston Capital Ventures III, L.P. Mr. Kronfeld is a Manager of JK&B Management, L.L.C. a General Partner of JK&B Capital, L.P. and JK&B Capital II, L.P. Mr. Kronfeld is General Partner of Boston Ventures III, LP. The business address of Mr. Kronfeld is c/o JK&B Capital, 205 North Michigan, Suite 808, Chicago, IL 60601.

(14) Includes 316,160.3 shares of Common Stock issuable upon exercise of options and 3995.3 shares of Common Stock issuable upon exercise of Warrants held by Mr. Milligan. Also includes 243,750 shares of Common Stock and 61,225.5 shares of Common Stock issuable upon exercise of options held by Mr. Milligan's wife. The Percent of Aggregate Voting Rights excludes 1,686.7 shares of non-voting Common Stock beneficially owned by Mr. Milligan.

(15) Includes 24,816.7 shares of Common Stock issuable upon exercise of options.

(16)   Includes 318,450 of Common Stock issuable upon exercise of options.

(17) Includes 142,606.33 Common Stock issuable upon exercise of options and 7990.6 shares of Common Stock issuable upon exercise of Warrants. Also includes 3165.5 shares of Common Stock and 8.9 shares of Class A Convertible 8% Cumulative Preferred Stock held by LaSalle National Bank, as custodian for Ron Webster IRA Rollover. The Percent of Aggregate Voting Rights excludes 3165.5 shares of non-voting Common Stock.

(18) Includes 152,248.0 shares of Common Stock held by Mr. Cloran's wife and 3,750 shares of Common Stock issuable upon exercise of options held by Mr. Cloran.

(19) Includes 154,448.0 shares of Common Stock held by Mr. Snell's wife and 3,750 shares of Common Stock issuable upon exercise of options held by Mr. Snell.

(20)   Includes 18,750 shares of Common Stock issuable upon exercise of options.

(21)   Includes 20,000 shares of Common Stock issuable upon exercise of options.

(22) The address of each such person is c/o the Company, 350 N. Orleans Street, Suite 600, Chicago, IL 60654.

(23) Includes the aggregate of 1,289,688.3 shares of Common Stock issuable upon exercise of options and 20,302.995 shares of Common Stock issuable upon exercise of warrants. See notes 10, 11, 12, 13, 14,15, 16, 17, 18, 19, 20 and 21 above. The Percent of Aggregate Voting Rights excludes 407,682.6 shares of non-voting Common Stock.

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

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Exhibits, Financial Statement Schedule and Exhibits:

         1.       Financial Statements

                  -   Report of Independent Public Accountants
                  - Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998.
                  - Consolidated Statements of Income for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998.
                  - Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 1999, the nine months ended December 31, 1998, and the twelve months ended March 31, 1998.
                  - Consolidated Statements of Cash Flows for the twelve months ended December 31, 1999, the nine months ended December 31, 1998, and the twelve months ended March 31, 1998.
                  -   Notes to Consolidated Financial Statements

         2.       Financial Statement Schedule

                  The following schedule, for which provision is made in the applicable accounting regulations of the Securities Exchange Commission and is thereby required is filed herewith:

                  Schedule II - 21st Century Telecom Group, Inc. - Consolidated Valuation and Qualifying Accounts for the years ended December 31, 1999 and 1998.

                  All other schedules are omitted because they are not applicable, immaterial or the required information is included in the Consolidated Financial Statements on notes thereto.

(b)      Reports on Form 8-K:

         On Current Report Form 8-K, dated December 12, 1999, under "Item 5. Other Events." and "Item 7. Financial Statements and Exhibits", the Company announced a definitive merger agreement with RCN Corporation and filed a copy of the Merger Agreement in its most recent filing with the Securities and Exchange Commission (SEC).

         1.       Exhibits

         Exhibits listed in the Exhibit Index are filed with this report or incorporated by reference therein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

21st Century Telecom Group, Inc.:

         We have audited the accompanying consolidated balance sheets of 21st Century Telecom Group, Inc. (the "Company") (an Illinois corporation) and subsidiaries as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for the year ended December 31, 1999, the nine months ended December 31, 1998, and the twelve months ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Telecom Group, Inc. and subsidiaries for the year ended December 31, 1999, the nine months ended December 31, 1998, and the twelve months ended March 31, 1998, in conformity with accounting principles generally accepted in the United States.

         The accompanying statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has experienced recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                         Arthur Andersen LLP

Chicago, Illinois
March 14, 2000

                        21st CENTURY TELECOM GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS




                                                                                                 December 31,      December 31,
                                                                                                    1999              1998
                                                                                                -------------      -------------
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents                                                                       $  10,332,386      $  72,901,622
Accounts receivable, less allowances of $472,188 and $1,376, respectively                           1,220,929            157,082
Short term investments                                                                             17,655,227         98,464,936
Inventory                                                                                          19,303,501         10,385,575
Prepaid expenses and other                                                                            770,709            598,878
                                                                                                -------------      -------------
    Total current assets                                                                           49,282,752        182,508,093

PROPERTY, PLANT AND EQUIPMENT
Leasehold improvements                                                                             10,515,653          5,647,709
Property, plant and equipment                                                                     170,736,029         57,475,153
Less: accumulated depreciation                                                                    (15,659,781)        (4,814,143)
                                                                                                -------------      -------------
    Property, plant and equipment, net                                                            165,591,901         58,308,719

OTHER ASSETS
Restricted cash collateral reserve                                                                  4,089,496          1,796,880
Prepaid franchise fees                                                                              3,715,807          3,685,961
Debt issuance costs, net of amortization of $2,966,311 and $1,386,138, respectively                 5,020,932          6,601,105
Deferred franchise costs, net of amortization of $811,065 and $623,681, respectively                  258,066            350,144
Bank commitment fee, net of amortization of $285,904 and $78,604, respectively                        691,002            898,302
Deferred mapping and design, net of amortization of $149,226 and $93,071, respectively                 83,122             44,880
Goodwill, net of amortization of $864,053                                                           9,603,603                -
Other deferred costs                                                                                  169,727            149,889
                                                                                                -------------      -------------
    Total other assets                                                                             23,631,755         13,527,161
                                                                                                -------------      -------------
         Total assets                                                                           $ 238,506,408      $ 254,343,973
                                                                                                =============      =============

                                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES                               ------------------------------------
Accounts payable                                                                                $  20,703,909      $  10,688,242
Accrued severance                                                                                   1,277,072          1,230,000
Notes payable                                                                                       2,000,000                -
Accrued expenses and other                                                                          2,347,023          1,261,982
                                                                                                -------------      -------------
    Total current liabilities                                                                      26,328,004         13,180,224

Senior discount notes, net of discount of $112,597,267 and $140,681,223, respectively             250,537,733        222,453,777
Notes payable                                                                                       2,000,000                -
Other long term obligations                                                                         2,472,842                -
                                                                                                -------------      -------------
    Total noncurrent liabilities                                                                  255,010,575        222,453,777
                                                                                                -------------      -------------
         Total liabilities                                                                        281,338,579        235,634,001

REDEEMABLE PREFERRED STOCK
13 3/4% senior cumulative exchangeable preferred stock, $.01 par value
     63,485.88 and 55,458.12 shares outstanding, respectively                                      61,666,268         52,617,006

SHAREHOLDERS' EQUITY
Class A convertible 8% cumulative preferred stock, no par value                                    28,626,168         24,611,966
Voting and non-voting common stock                                                                 11,433,920          7,862,836
Common shares to be issued                                                                             81,821            123,432
Retained deficit                                                                                 (144,640,348)       (66,505,268)
                                                                                                -------------      -------------
    Total shareholders' equity                                                                   (104,498,439)       (33,907,034)
                                                                                                -------------      -------------
         Total liabilities and shareholders' equity                                             $ 238,506,408      $ 254,343,973
                                                                                                =============      =============


        See accompanying Notes to the Consolidated Financial Statements.

                        21st CENTURY TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             FOR THE YEAR ENDED   FOR THE NINE MONTHS ENDED  FOR THE YEAR ENDED
                                             DECEMBER 31, 1999       DECEMBER 31, 1998         MARCH 31, 1998
                                             ------------------   -------------------------  ------------------
OPERATING REVENUES                              $ 11,320,134           $    873,898           $    189,023
                                                ------------           ------------           ------------

OPERATING EXPENSES
Network operations                                11,849,414              2,678,047              2,023,310
Sales and marketing                                9,923,165              3,533,731              2,213,723
General and administrative                        20,959,037             12,812,019              8,003,196
Depreciation and amortization                     11,972,805              3,876,779              1,411,847
                                                ------------           ------------           ------------
     Total operating expenses                   $ 54,704,421           $ 22,900,576           $ 13,652,076
                                                ------------           ------------           ------------

OPERATING LOSS                                   (43,384,287)           (22,026,678)           (13,463,053)


OTHER (INCOME) EXPENSE
Interest expense                                  25,893,790             18,232,959              3,722,947
Interest income                                   (5,851,369)            (8,670,695)            (2,373,867)
Amortization of debt issuance costs                1,591,667              1,199,770                218,411
Other (income) expense                                53,241                    -                      -
                                                ------------           ------------           ------------
     Total other (income) expense               $ 21,687,329           $ 10,762,034           $  1,567,491
                                                ------------           ------------           ------------

NET LOSS                                         (65,071,616)           (32,788,712)           (15,030,544)

Preferred stock requirements                     (13,063,465)            (8,928,707)            (4,234,463)
                                                ------------           ------------           ------------

NET LOSS ATTRIBUTABLE TO COMMON SHARES          $(78,135,081)          $(41,717,419)          $(19,265,007)
                                                ============           ============           ============

Weighted average common
    shares outstanding                           4,126,826.1            3,493,836.5            2,615,061.0

BASIC AND DILUTED LOSS PER SHARE                $     (18.93)          $     (11.94)          $      (7.37)
                                                ============           ============           ============


        See accompanying Notes to the Consolidated Financial Statements.

                        21st CENTURY TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      FOR THE YEAR              FOR THE NINE           FOR THE YEAR
                                                                          ENDED                 MONTHS ENDED             ENDED
                                                                   DECEMBER 31, 1999         DECEMBER 31, 1998       MARCH 31, 1998
                                                                   -----------------         -----------------       --------------
OPERATING ACTIVITIES
Net loss                                                             $ (65,071,616)          $ (32,788,712)          $ (15,030,544)

Adjustments to reconcile net loss to net
  cash used for operating activities:
     Depreciation and amortization                                      11,972,805               3,876,779               1,411,847

     Amortization of debt discount                                      28,083,956              18,975,760               3,478,017

     Amortization of debt issuance costs                                 1,591,668               1,199,770                 218,411

     Stock compensation                                                    422,322                 843,789               1,004,776

     Common stock to be issued                                                 -                   123,432                     -

     Changes in operating assets and liabilities:
        Receivables, net                                                  (720,105)               (146,723)                103,121

        Other current assets                                            (9,079,768)             (8,982,612)             (2,299,723)

        Accounts payable                                                10,135,573                (274,621)              3,154,912

        Accrued expenses and other
            current liabilities                                            264,238                 963,330                     -

        Noncurrent assets and liabilities, net                          (3,292,390)             (1,308,343)               (121,333)
                                                                     -------------           -------------           -------------
NET CASH USED FOR OPERATING ACTIVITIES                               $ (25,693,317)          $ (17,518,151)          $  (8,080,516)
                                                                     -------------           -------------           -------------

INVESTING ACTIVITIES
(Purchases) sales/maturities of short term investments, net             80,809,709             (88,464,936)            (10,000,000)
Acquisition, net of cash acquired                                       (2,653,914)                    -                       -
Capital expenditures                                                  (117,678,927)            (38,305,421)            (15,665,047)
                                                                     -------------           -------------           -------------
NET CASH USED FOR INVESTING ACTIVITIES                               $ (39,523,132)          $(126,770,357)          $ (25,665,047)
                                                                     -------------           -------------           -------------

FINANCING ACTIVITIES
Payable to bank                                                                -                  (419,068)                419,068
Proceeds from senior discount notes                                            -                       -               200,000,000
Issuance costs related to senior discount notes                                -                       -                (7,886,825)
Proceeds from issuance of exchangeable preferred
     stock, net of issuance costs                                              -                       -                48,025,236
Payments on debentures                                                         -                  (131,040)                    -
Proceeds from issuance of class A preferred stock,
     net of issuance costs                                                     -                   100,000               2,597,380
Issuance of common stock                                                   151,341                     -                       -
Repurchase of Options                                                     (183,194)                    -                       -
Proceeds from Leases                                                     2,679,066                     -                       -
                                                                     -------------           -------------           -------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                 $   2,647,213           $    (450,108)          $ 243,154,859
                                                                     -------------           -------------           -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (62,569,236)           (144,738,616)            209,409,296
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        72,901,622             217,640,238               8,230,942
                                                                     -------------           -------------           -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  10,332,386           $  72,901,622           $ 217,640,238
                                                                     =============           =============           =============

        See accompanying Notes to the Consolidated Financial Statements.

                        21ST CENTURY TELECOM GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999, NINE MONTHS ENDED DECEMBER 31,
                1998, AND THE TWELVE MONTHS ENDED MARCH 31, 1998


                                                                                                COMMON
                                                                                              SHARES TO BE            CLASS A
                                                    TOTAL               COMMON STOCK            ISSUED            PREFERRED STOCK
                                                --------------         -------------         -------------        ----------------
BALANCES, MARCH 31, 1997                        $  (2,960,337)          $  2,565,604           $                   $
Net loss                                          (15,030,544)
Reclassification of  Class A preferred
  stock to permanent equity                        16,794,963                                                         16,794,963
Stock issuances                                     2,597,380                                                          2,597,380
Exchange of initial and debt warrants
  for voting  and non voting common
  shares
Accrued preferred stock dividends                    (973,958)                                                         1,872,892

Preferred stock accretion                             (87,014)                                                         1,300,633

Class A preferred stock proceeds
  allocated to related common share
  warrants                                                                   825,037                                    (825,037)

Class A preferred stock issuance
  costs allocated to related common
  share warrants                                                             (10,834)                                     10,834

Exchangeable Preferred Stock
  proceeds allocated to related
  common shares warrants                            2,700,000              2,700,000

Exchangeable Preferred stock
  issuance costs allocated to related
  common share warrants                              (106,636)              (106,636)
Stock option accrual                                  972,865                972,865
Stock compensation                                     28,800                 28,800
Amortization of unearned
  compensation
                                                        3,111
                                                -------------           ------------           ----------          -------------
BALANCES, MARCH 31, 1998                            3,938,630              6,974,836                                  21,751,665
Net loss                                          (32,788,712)
Stock issuances                                       223,432                 44,211              123,432                 55,789
Accrued preferred stock dividends                  (5,437,332)                                                         1,620,938
Preferred stock accretion                            (686,841)                                                         1,183,574
Stock options                                         843,789                843,789
                                                -------------           ------------           ----------          -------------
BALANCES, DECEMBER 31, 1998                       (33,907,034)             7,862,836              123,432             24,611,966
Net loss                                          (65,071,616)
Stock Issued for EnterAct acquisition               3,136,473              3,136,473
Stock issuances                                       153,872                153,872
Accrued preferred stock dividends                  (8,165,748)                                                         2,311,890
Preferred stock accretion                            (883,514)                                                         1,702,312
Issuance of shares to be issued                                               41,611              (41,611)
Stock options                                         422,322                422,322
Repurchase of options                                (183,194)              (183,194)
                                                -------------           ------------           ----------          -------------
BALANCES, DECEMBER 31, 1999                     $(104,498,439)          $ 11,433,920           $   81,821          $  28,626,168
                                                =============           ============           ==========          =============


                                                                                               COMMON        COMMON      CLASS A
                                                                  UNEARNED       COMMON      SHARES TO BE      SHARE     PREFERRED
                                            RETAINED DEFICIT     COMPENSATION    SHARES         ISSUED       WARRANTS      SHARES
                                            ----------------     ------------    ------      -------------   --------    ---------
BALANCES, MARCH 31, 1997                    $   (5,522,830)       $ (3,111)   2,374,343.6        $         1,161,307.6    $
Net loss                                       (15,030,544)
Reclassification of  Class A preferred
  stock to permanent equity                                                                                                 1,380.3
Stock issuances                                                                                                               168.2
Exchange of initial and debt warrants
  for voting  and non voting common
  shares                                                                       1,100,724.4
Accrued preferred stock dividends               (2,846,850)

Preferred stock accretion                       (1,387,647)

Class A preferred stock proceeds
  allocated to related common share
  warrants                                                                                                    141,561.3

Class A preferred stock issuance
  costs allocated to related common
  share warrants

Exchangeable Preferred Stock
  proceeds allocated to related
  common shares warrants                                                                                      438,870.0

Exchangeable Preferred stock
  issuance costs allocated to related
  common share warrants
Stock option accrual
Stock compensation                                                                14,399.9
Amortization of unearned
  compensation
                                                                       3,111
                                            --------------           --------  -----------      --------    -----------    --------
Balances, March 31, 1998                       (24,787,871)                -   3,489,467.9           -      1,741,738.9     1,548.5
Net loss                                       (32,788,712)
Stock issuances                                                                    4,497.8      27,429.2        5,327.1         6.3
Accrued preferred stock dividends               (7,058,270)
Preferred stock accretion                       (1,870,415)
Stock options
                                            --------------          --------   -----------      --------    -----------    --------
Balances, December 31, 1998                    (66,505,268)                -   3,493,965.7      27,429.2    1,747,066.0     1,554.8
Net loss                                       (65,071,616)
Stock Issued for EnterAct acquisition                                            696,994.0
Stock issuances                                                                   41,656.8
Accrued preferred stock dividends              (10,477,638)
Preferred stock accretion                       (2,585,826)
Issuance of shares to be issued                                                    9,247.0      (9,247.0)
Stock options
Repurchase of options
                                            --------------         ---------   -----------      --------    -----------    --------
Balances, December 31, 1999                 $ (144,640,348)        $       -   4,241,863.5      18,182.2    1,747,066.0     1,554.8
                                            ==============         =========   ===========      ========    ===========    ========



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

     It is management's belief that the Company operates as one reportable operating segment that contains many shared expenses generated by the Company's various revenue streams. Any segment allocation of shared expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary; furthermore, the Company currently does not make such allocations internally.

     The Company's accounting and reporting principles conform to generally accepted accounting principles. The consolidated financial statements include all wholly-owned subsidiaries. There have been no significant intercompany billing transactions or activities within or between these subsidiaries through December 31, 1999.

   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents at December 31, 1999 and December 31, 1998 consist of cash on hand at certain banks, as well as investments with maturities of 90 days or less. The investments are stated at cost, which approximates market value. All investments were purchased in accordance with debt restrictions.

   RECEIVABLES

     Receivables are reflected at their net realizable value.

   SHORT TERM INVESTMENTS

     Short term investments are held to maturity and are stated at cost which approximates market value. At December 31, 1999 and December 31, 1998, short term investments consisted of time deposit accounts, certificates of deposit and money market deposits, with fixed rates of interest all with maturities of less than one year. These investments were purchased in accordance with debt restrictions.

   INVENTORIES

     Inventory consists primarily of converters, modems and materials that will be requisitioned for use in constructing the Company's network and is stated at the lower of average cost or market.

   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost including labor and overhead costs associated with construction. Cost includes capitalized interest on funds borrowed to finance construction. Capitalized interest for the twelve months ended December 31, 1999 and the nine months ended December 31, 1998 was $2,207,147 and $780,680, respectively. Depreciation on property, plant and equipment was computed by applying the straight-line method over the estimated service lives for depreciable plant and equipment.

Repairs of all property, plant and equipment and minor replacements and renewals are charged to expense as incurred. Major replacements and betterments are capitalized. Leasehold improvements are depreciated on a straight-line basis over the term of the respect lease.

     The lives of depreciable property, plant and equipment range from 3 to 15 years. Effective July 1, 1998, the estimated service lives for hub sites and outside plant were changed from 7 to 13 years. In addition, the estimated service lives for certain software and furniture and fixtures were changed from 5 to 7 years. These changes were made to correspond to industry norms for these types of assets. These changes in depreciable lives resulted in a reduction of depreciation expense of approximately $1,200,000 for the nine months ended December 31, 1998.

   DEFERRED FRANCHISE COSTS

     The Company has deferred franchise costs, including legal costs, associated with obtaining the franchises from the City of Chicago and the Villages of Skokie and Northbrook. Deferred franchise costs for the City of Chicago and the Village of Skokie are being amortized over five years.

   DEFERRED MAPPING AND DESIGN COSTS

     The Company has deferred certain mapping and design costs associated with strand mapping the Area 1 region within the City of Chicago and the Village of Skokie region. Deferred mapping and design costs are being amortized over three years.

   DEBT ISSUANCE COSTS

     Costs associated with the issuance of the Company's debt securities (see
Note 5) have been capitalized and are being amortized using the effective interest rate method.

   ADVERTISING COSTS

     The Company expenses the cost of advertising as incurred. Advertising expense for the year ended December 31, 1999 and the nine months ended December 31, 1998 was $2,533,140 and $1,270,592, respectively. The Company did not incur significant advertising costs for year ended March 31, 1998.

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

   COMPREHENSIVE INCOME

     The Company has no items that are subject to SFAS No. 130, "Reporting Comprehensive Income".

   GOODWILL

     As a result of the February 26, 1999 acquisition of EnterAct, the Company recognized $10,467,656 of goodwill. Goodwill is being amortized over ten years.

   EARNINGS PER SHARE

     Basic per share amounts were based on weighted average common shares outstanding, excluding common stock equivalents, of 4,126,826.1for the year ended December 31, 1999, 3,493,836.5 for the nine months ended December 31, 1998, and 2,615,061.0 for the year ended March 31, 1998. Given the anti-dilutive effect of including common stock equivalents in the calculation, diluted earnings per share amounts are not presented.

     At December 31, 1999, common stock equivalents included: (1) 1,308,196 common share warrants related to the Class A Convertible 8% Cumulative Preferred Stock, (2) 438,870 common share warrants related to 13 3/4% SeniOR Cumulative Exchangeable Preferred Stock, (3) 1,250,000 options issued in connection with certain Directors' guarantee of a loan, (4) 959,768.6 vested employee stock options, and (5) 18,994.7 common share warrants issued to a financial advisor. The net loss attributable to common shares on which the basic earning per share calculation is based, reflects the net loss increased by the amount of preferred dividends and accretion related to the Class A Convertible 8% Cumulative Preferred Stock and 13 3/4% Senior Cumulative Exchangeable Preferred Stock.

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

   CASH FLOW INFORMATION

     For the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31,1998, the Company has not paid any federal or state income taxes. For the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31,1998, the Company paid $88,562, $131,040 and $193,922, respectively, in interest.

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

2. PROPERTY, PLANT AND EQUIPMENT

   The components of property, plant and equipment follow:



                                                         DECEMBER 31,             DECEMBER 31,        ESTIMATED LIFE
                                                            1999                       1998              (YEARS)
                                                         -------------           ------------           --------
Transmission and distribution systems                    $ 142,519,864           $ 40,831,723           3 - 13
Leasehold improvements                                      10,515,653              5,647,709             15
Furniture and fixtures / Other Equipment                     9,158,050              6,000,386           3 - 7
Capitalized Leases                                           3,298,071                    -              2-4
Construction in progress                                    15,760,044             10,643,044            N/A
                                                         -------------           ------------
Property, plant and equipment, at cost                   $ 181,251,682           $ 63,122,862
      Less: accumulated depreciation                       (15,659,781)            (4,814,143)
                                                         -------------           ------------
Net property, plant and equipment                        $ 165,591,901           $ 58,308,719
                                                         =============           ============


       Depreciation expense charged to operations for the twelve months ended December 31, 1999, nine months ended December 31, 1998 and twelve months ended March 31, 1998 was $11,108,752, $3,629,017 and $1,186,302, respectively.
Pertaining to capitalized leases, accumulated depreciation at December 31, 1999 was $846,628.

3.   PREPAID FRANCHISE FEES

       The Company was required to prepay $3,000,000 of franchise fees within 120 days of being awarded the franchise by the City of Chicago. In accordance with the franchise agreement, the prepaid franchise fees earn interest for the period outstanding at a rate equal to the Company's cost of borrowed funds. The borrowing rate of the Company, at the time of the prepayment, was 10%. The interest accrued on the prepaid franchise fees for the year ended December 31, 1999, nine months ended December 31, 1998 and the year ended March 31, 1998 amounted to $300,000, $226,027 and $299,994, respectively. These prepaid franchise fees are reduced as revenues are billed to customers.

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

     Since the acquisition of EnterAct was accounted for as a purchase its results of operations have been included with the Company's since the date of acquisition. Had the Company reflected the acquisition as of the beginning of each applicable period, its revenues would have increased approximately $710,000, $2,185,000, and $1,458,000 for the period ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998. All other reportable supplemental pro forma information would not be materially different than the reported amounts.

5.   DEBT

     A summary of debt outstanding at December 31, 1999 and December 31, 1998, is as follows:


                                                                           DECEMBER 31,          DECEMBER 31,
                                                                              1999                    1998
                                                                         -------------           -------------

Notes Payable pursuant to EnterAct Acquisition, due 2000                 $   2,000,000                       -
Notes Payable pursuant to EnterAct Acquisition, due 2001                     2,000,000
Capitalized Leases and Other Long-term Debt                                  2,472,842                       -
Convertible Subordinated Debentures, Series 2, 25%, due 1999                         -                  28,849
12 1/4% Senior Discount Notes Due 2008                                     250,537,733             222,453,777
                                                                         -------------           -------------
Total Debt                                                               $ 257,010,575           $ 222,482,626
Less: Current Portion                                                       (2,000,000)                (28,849)
                                                                         -------------           -------------
Total Long Term Debt                                                     $ 255,010,575           $ 222,453,777
                                                                         =============           =============



   CAPITALIZED LEASES

     Starting in 1999, the Company entered into capital leases to purchase vehicles for its fleet. The terms of the leases vary from two to four years. At December 31, 1999, the Company owed principle payments of $2,120,596. The company acquired certain leases for computer equipment through the acquisition of EnterAct. The leases come due at various times in 2,000 and 2,001. At December 31, 1999, the Company owed $352,246 pertaining to these leases.

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

     12 1/4% SENIOR DISCOUNT NOTES DUE 2008

     On February 9, 1998, the Company issued $363,135,000 of 12 1/4% Senior Discount Notes due 2008 (the "Notes"). The proceeds from the issue were $200,000,000 which represent a yield to maturity on the Notes of 12 1/4% (computed on a semi-annual bond equivalent basis). The discount and issuance costs are being amortized through February 15, 2003 using the effective interest rate method. Thereafter, cash interest accrues until the notes mature in 2008. For the year ended December 31, 1999 and the nine months ended December 31, 1998, the amortized discount totaled $28,083,956 and $18,975,760, respectively. Issuance costs for the transaction totaled $7,886,825. The amount of amortization recognized for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998 wer $1,591,667, $1,199,770, and $218,411 respectively. The notes are unsecured obligations.

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

     The Notes include certain restrictive covenants relating to, among other things, limitations on additional indebtedness, payment of dividends, investment options, asset sales, liens on assets and mergers and consolidations. The Company is in compliance with the covenants at December 31, 1999.

   BANK REVOLVING CREDIT FACILITY

     On August 5, 1998, the Company entered into a revolving credit facility with a number of banks for an aggregate amount of $40,000,000. As of December 31, 1999, no borrowings have been made under this facility. In connection with the initiation of its bank revolving credit facility, as of December 31, 1998, the Company incurred $976,906 in bank commitment fees and other related costs, which are being amortized on a straight-line basis over its five year term.

     The credit facility contains general and financial covenants that place certain restrictions on the Company. On October 30, 1998 and November 3, 1999, the Company entered into Amendment No. 1 and Amendment No. 2 respectively, to its bank revolving credit facility which adjusted certain operating covenants. The Company is limited with respect to: the incurrence of certain liens; the sale of assets under certain circumstances; permitting any subsidiary distribution restrictions; certain consolidations; mergers and transfers; and the use of loan proceeds.

6.   CLASS A CONVERTIBLE 8% CUMULATIVE PREFERRED STOCK


                                          PREFERRED
                                            SHARES           AMOUNT
                                          ----------       -----------
          March 31, 1997                     1,380.3       $16,794,963
               Stock issuance                  168.2         1,783,177
               Accrued dividends                             1,872,892
               Accretion                                     1,300,633
                                          ----------       -----------
          March 31, 1998                     1,548.5       $21,751,665
               Stock issuance                    6.3            55,789
               Accrued dividends                  --         1,620,938
               Accretion                          --         1,183,574
                                          ----------       -----------
          December 31, 1998                  1,554.8       $24,611,966
               Accrued dividends                  --         2,311,890
               Accretion                          --         1,702,312
                                          ----------       -----------
          December 31, 1999                  1,554.8       $28,626,168
                                          ----------       -----------
                                          ----------       -----------



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

7.   13 3/4 %  SENIOR CUMULATIVE EXCHANGEABLE PREFERRED STOCK

                                               PREFERRED
                                                SHARES            AMOUNT
                                             ------------    -----------------
          February 9, 1998
            Proceeds                              50,000         $ 47,300,000
            Issuance costs                            --           (1,868,126)
            Accrued dividends                         --              973,924
            Accretion                                 --               87,014
                                             ------------    -----------------
          March 31, 1998                          50,000         $ 46,492,812
            Accrued dividends                         --            5,437,353
            Accretion                                 --              686,841
            Stock dividends                     5,458.12                   --
                                             ------------    -----------------
          December 31, 1998                    55,458.12         $ 52,617,006
            Accrued Dividends                         --            8,165,748
            Accretion                                 --              883,514
            Stock dividends                     8,027.76                   --
                                             ------------    -----------------
          December 31, 1999                    63,485.88         $ 61,666,268
                                             ------------    -----------------
                                             ------------    -----------------

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

     On February 15, May 17, August 16, and October 12, 1999 the Company issued 1,906.37, 1,971.9, 2,039.69, 2,109.8 respectively, of additional shares of
Exchangeable Preferred Stock as the quarterly dividends on the 13 3/4% Senior Cumulative Preferred Stock due 2010. On May 15, August 17, and November 16, 1998, the Company issued 1,833.3, 1,781.8 and 1,843.02, respectively, of additional shares of Exchangeable Preferred Stock as the quarterly dividends on the 13 3/4% Senior Cumulative Exchangeable Preferred Stock Due 2010.

     The restrictive covenants related to the Exchangeable Preferred Stock are similar to those indicated for the 12 1/4% Senior Debenture Notes as discussed in Note 5. The Company is in compliance with these covenants at December 31, 1999.

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

     At December 31, 1999 and December 31, 1998 the Company had 50,000,000 shares of no par common stock authorized, of which 4,241,863.5 and 3,493,965.7 are issued and outstanding, respectively.

     Changes in the Company's common shares and related amounts for the year ended December 31, 1999, nine months ended December 31, 1998 and year ended March 31, 1998, are as follows:

                                           COMMON
                                           SHARES              AMOUNT
                                      -----------------   -----------------
  March 31, 1997                          2,374,343.6           $  2,565,604
  September 23, 1997                               --                169,727
  November 20, 1997                                --                 28,158
  January 20, 1998                        1,100,724.4                     --
  January 20, 1998                                 --                616,318
  February 9, 1998                                 --              2,593,364
  February 9, 1998                           14,399.9                 28,800
           Compensation expense
           related to stock option plan            --                972,865
                                    -----------------      -----------------
  March 31, 1998                          3,489,467.9           $  6,974,836
  April 14, 1998                              4,497.8                 44,211
         Compensation expense related
         to stock option plan                      --                843,789
                                    -----------------      -----------------
  December 31, 1998                       3,493,965.7           $  7,862,836
  February 26, 1999                           696,994              3,136,473
    Acquisition of EnterAct, LLC
  April 1, 1999
    Repurchase Stock Options                       --               (183,194)
  May 21, 1999                                2,562.1                 11,530
  June 4, 1999                                    500                  2,250
  June 9,1999                                 9,118.7                 41,034
  June 18, 1999                                   100                    450
  July 2, 1999                                    312                  1,404
  Issuance of `To Be Issued Shares'

  August 1, 1999                                9,247                 41,611
  August 9, 1999                                3,746                 16,857
  August 16, 1999                                 802                  3,609
  August 30, 1999                                 578                  2,601
  September 10, 1999                           15,472                 36,040
  October 29, 1999                              8,466                 38,097
         Compensation expense related
         to stock option plan                      --                422,322
                                    -----------------      -----------------
  December 31, 1999                       4,241,863.5          $  11,433,920
                                    -----------------      -----------------
                                    -----------------      -----------------


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

     On December 31, 1998, the Company entered into an agreement with Glen Milligan, a Director of the Company and Chairman of the Company's Board of Directors, whereby the Company will issue 27,429.2 common shares to Mr. Milligan over a period of three years, beginning August 21, 1999, or such other number of shares as is necessary to provide Mr. Milligan with .261% of the Company's common stock outstanding at August 21 of each year for the next three years. These shares have been reflected on the Consolidated Balance Sheet at December 31, 1999 and December 31, 1998 as common shares to be issued.

9.   STOCK BASED COMPENSATION PLANS

     Effective January 30, 1997, the Company established a common stock option plan. No options were granted under the plan until October 14, 1997. Options to purchase 728,667.8 shares of the Company's stock were originally granted under the plan of which 575,758 were outstanding as of December 31, 1999. Options vest over 48 months from the date of employment and expire after ten years. Options vested under this plan as of December 31, 1999 totaled 423,682. During the nine months ended December 31, 1998, an executive participant in this plan separated from the Company. This executive was originally granted 91,083.5 shares of which 54,083.5 shares were forfeited as of December 31, 1998. During 1999, additional shares totaling 52,719 were forfeited as a result of the separation of various officers. In addition, the company purchased 51,847 of vested options from a separated officer at $4.50 per share. The purchase price and the fair market value as determined by the Board of Directors was $4.50 at the time of purchase; the exercise price was $1.12. The Company reallocated the purchased options among existing option plans.

     Effective June 18, 1999, the Board of Directors voted to suspend the common stock option plan. No further awards will be granted. The Plan remains in effect with respect to all outstanding awards until such time as those outstanding awards are exercised, canceled, or otherwise terminated. The balance of shares reserved for the plan was allocated to one or more existing plans.

     Effective April 14, 1998, the Company established three new additional stock option plans: the Executive Plan, the Key Management Plan, and the Employee Plan.

     Under the Executive Plan, 331,200 options are available for grant to two executive officers of the Company. As of December 31, 1999, all 331,200 shares available under the Executive Plan were awarded. Effective March 6, 1998, 278,200 options were awarded to an executive officer. The exercise price of the 278,200 shares was established at $1.12 per share which is less than the $4.50 per share fair market value determined by the Board of Directors. One half of the 278,200 options awarded on March 6, 1998 or 139,100 shares vested immediately and a total of $470,158 was recorded as compensation expense as a result of the vesting of the 139,100 options. On April 14, 1998, an executive officer was awarded 53,000 options under the Executive Plan at an exercise price of $4.50 per share, which was determined by the Board of Directors to be the fair market value of the underlying common stock at the time of grant. All remaining options vest over 48 months from the date of employment and expire after ten years. At December 31, 1999, 233,770 options were vested under the Executive Plan.

     Under the Key Management Plan and the Employee Plan, 158,000 and 159,657.7 options, respectively, were available for grant. As of December 31, 1999, a total of 140,375 options were granted under the Key Management Plan, 56,375 of which are vested. As of December 31, 1999, a total of 144,298 options were granted under the Employee Plan, of which 7,638 are vested. The exercise price of options under both plans, which was determined by the Board of Directors to be the fair market value of the underlying common stock, is $4.50 per share. All options under these plans vest over four years beginning July 1, 1999 and expire 10 years from date of grant.

     Effective February 26, 1999, the Company established three new additional stock option plans related to the former employees of EnterAct. The Company acquired EnterAct on February 26, 1999. The plans are the 21st Century Telecom Group, Inc. 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan") and the 21st Century Telecom Group, Inc. ISP Employee Stock Option Plan (the "ISP Employee Stock Option Plan").

     Under the 1999 Stock Incentive Plan 60,000 options are available for grant primarily to specifically named former employees of EnterAct. On February 26, 1999, 50,100 of the shares available under the 1999 Stock Incentive Plan were awarded to such employees with an additional 4,205 options awarded to newly hired employees of the Company in March 1999 and 2,935 options awarded to newly hired employees of the Company in April 1999. Options related to both awards have an exercise price of $4.50, which is equal to the $4.50 fair market value determined by the Board of Directors. All options vest at 25% of the total shares subject to the option, so that the option is fully vested on the fourth anniversary of the grant date. As of December 31, 1999, 53,640 options remain outstanding of which none are vested.

     Under the ISP Employee Stock Option Plan 98,703 options were available for grant to specifically named former employees of EnterAct. The ISP Employee Stock Option Plan was created by the Company as a substitute for EnterAct's previous stock option plan. On February 26, 1999, 97,911 shares available under the 1999 ISP Employee Stock Option Plan were awarded at an exercise price of $4.50 which is equal to the $4.50 fair market value determined by the Board of Directors. For purposes of vesting, certain of the grant dates are deemed to be the original grant date under the original EnterAct option plan. All options vest at 50% on the first anniversary of the original grant date, an additional 25% on the second anniversary of the original grant date, and an the final 25% on the third anniversary of the original grant date. Depending upon the reason for termination of employment, there are specific provisions that allow the employee to exercise vested shares within 60 days of termination of employment. Options expire after ten years from the date of grant. As of December 31, 1999, 97,830 options remain outstanding of which 77,572 are vested.

     Under the 1999 ISP Stock Plan 599,916 options are available for grant to specifically named former employees of EnterAct. On February 26, 1999, all 599,916 shares available under the 1999 ISP Stock Plan were awarded at various exercise prices with the vesting status determined by the respective measurement dates. Under the 1999 ISP Stock Plan, three series of options have been issued. The series "A" option price is $35.25 that is subject to a measurement date of the second anniversary date of the grant and expires on the seventh anniversary date of the grant. The series "B" option price is $45.33 that is subject to a measurement date of the second anniversary date of the grant and expires on the seventh anniversary date of the grant. The series "C" option price is $65.49 that is subject to a measurement date of the third anniversary date of the grant and expires on the eighth anniversary date of the grant. Unless terminated, all options vest at 100% on the measurement date provided the fair market value per share of the stock is equal to or greater than the exercise price per share on the measurement date. If on the measurement date the fair market value per share of the stock is less than the exercise price per share the option shall terminate in its entirety. Depending upon the reason and timing for termination of employment, there are specific provisions that allow the employee to exercise vested shares for a period up to one year after termination of employment. Specific vesting guidelines related to change of Company control or death or disability of the employee could result in 100% vesting of options prior to the measurement dates previously stated. At December 31, 1999, there were no options vested.

     On November 24, 1999, the Company's Board of Directors approved the Robert Currey Option Plan 1999. The aggregate number of shares of Common Stock that may be issued under the Plan were 322,000. On November 24, 1999, all 322,000 shares available were awarded to an executive officer at an exercise price of $10.00 which is equal to the $10.00 fair market value determined by the Board of Directors at the time of grant. At the time of the award, 161,000 shares vested immediately. The remaining shares vest at 1/48 per month. As of December 31, 1999, 322,000 remain outstanding of which 164,354.2 shares are vested.

     The Company accounts for the plans under APB Opinion No. 25, under which $422,322, $843,789, and $972,865 of compensation expense relating to stock option awards to employees was recognized for the year ended December 31, 1999, the nine months ended December 31,1998, and the year ended March 31, 1998 respectively. Had compensation cost for such stock option awards under the plan been determined consistent with SFAS No. 123, the Company's net loss, net loss attributable to common shares and basic and diluted loss per share would have been increased to the following pro forma amounts:

                                                                  NINE MONTHS
                                                                     ENDED            YEAR ENDED
                                              YEAR ENDED          DECEMBER 31,         MARCH 31,
                                           DECEMBER 31, 1999          1998                1998
                                           -----------------   -----------------   ---------------
Net loss                    As reported       ($65,071,616)     ($32,788,712)        ($15,030,544)
                            Pro forma         ($65,714,692)     ($33,001,845)        ($15,102,676)

Net loss attributable       As reported       ($78,135,081)     ($41,717,419)        ($19,265,007)
   to common shares         Pro forma         ($78,778,157)     ($42,930,552)        ($19,337,139)

Basic and diluted           As Reported            ($18.93)          ($11.94)              ($7.37)
   loss per share           Pro forma              ($19.09)          ($12.00)              ($7.39)

     A summary of the status of the Company's stock option plans for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998 changes during the respective periods is presented in the table and narrative below:

                                      TWELVE MONTHS ENDED          NINE MONTHS ENDED             TWELVE MONTHS ENDED
                                       DECEMBER 31, 1999           DECEMBER 31, 1998               MARCH 31, 1998
                                     ---------------------       ---------------------        ------------------------
                                       Shares      Wtd Avg        Shares      Wtd Avg          Shares        Wtd Avg
                                       (000)      Ex Price        (000)       Ex Price         (000)         Ex Price
                                     ---------   ---------       --------    ---------        ------        ----------
Outstanding at beginning of year       1,085.9        1.79          692.3         1.12                --            --
Granted                                1,323.6       26.05          494.5         2.60             728.7          1.12
Exercised                                (14.8)       4.50             --           --                --            --
Forfeited                                (78.4)       2.74         (100.9)        1.12             (36.4)         1.12
Expired                                   (0.2)       4.50             --           --                --            --
Canceled                                 (51.8)       4.50             --           --                --            --
                                      ---------     ------        -------       ------           -------         -----
Outstanding at end of year             2,264.3       16.29        1,085.9         1.79             692.3          1.12
                                      ---------     ------        -------       ------           -------         -----
                                      ---------     ------        -------       ------           -------         -----

Exercisable end of year                  960.0                      575.8                          287.8
                                      ---------                   -------                        -------
                                      ---------                   -------                        -------
Weighted average fair value of
   Options granted                                    1.69                        2.99                            3.91
                                                      ----                        ----                            ----
                                                      ----                        ----                            ----

     The 2,264,320 options outstanding at December 31, 1999 have the following range of exercise prices; $1.12, $4.50, $10.00, $35.26, $45.33, and $65.48 with a weighted average exercise price of $16.29 and a weighted average remaining contractual life of 8.50 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the option grants in the year ended December 31, 1999: risk-free interest rate of 5.59 percent; expected dividend yields of zero percent; expected life of 10 years; and expected volatility of zero percent.

10.   INCOME TAXES

     The Company uses an asset and liability approach to account for income taxes. Deferred income taxes (credit) reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with Statement of Financial Accounting Standards
(FAS) No. 109, "Accounting for Income Taxes." The temporary differences and net operating loss carryforward, which give rise to deferred tax assets at December 31, 1999 and December 31, 1998, are as follows:

                                                DECEMBER 31,1999    DECEMBER 31, 1998
                                                  DEFERRED TAX         DEFERRED TAX
                                                ASSET/(LIABILITY)   ASSET/(LIABILITY)
                                                -----------------   -----------------
         Employee related                             $ 1,435,306         $ 1,235,194
         Property, plant and equipment
           depreciation expense                        (9,066,523)         (2,072,079)
         Accretion of discount on senior
           discount notes                              19,979,330           8,876,819
         Amortization of debt issuance costs
           related to senior discount notes               686,991             275,091
         Other                                            366,113              67,016
         Net operating loss carryforward               33,344,729          12,330,877
         Valuation allowance                          (46,745,946)        (20,712,918)
                                                     ------------        ------------
                                                      $        --         $        --
                                                     ------------        ------------
                                                     ------------        ------------


The provision (credit) for income taxes is summarized as follows:

                                   YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                               DECEMBER 31, 1999  DECEMBER 31, 1998  MARCH 31, 1998
                               ------------------ ------------------ --------------
  Current income tax expense
     Federal                        $         --      $         --      $        --
     State                                    --                --               --
  Deferred income tax expense
     Federal                         (22,730,176)      (11,435,581)      (4,850,473)
     State                            (4,662,780)       (2,345,790)      (1,092,854)
                                    -------------     -------------     ------------
                                    $(27,392,956)     $(13,781,371)     $(5,943,327)
  Valuation allowance                 27,392,956        13,781,371        5,943,327
                                    -------------     -------------     ------------
                                    $         --      $         --      $        --
                                    -------------     -------------     ------------
                                    -------------     -------------     ------------

     The income tax provision (credit) differs from amounts at the statutory federal income tax rate as follows:

                                             YEAR ENDED        NINE MONTHS ENDED     YEAR ENDED
                                         DECEMBER 31, 1999     DECEMBER 31, 1998   MARCH 31, 1998
                                         -----------------     -----------------   --------------
     Income tax provision (credit) at
        statutory rate                    $ (22,775,066)        $ (11,476,049)     $ (5,260,690)
     Meals and entertainment                      4,358                15,338            14,993
     Disallowed portion of original
        issue discount on senior

        discount notes                           49,894                33,570             5,799
     State income taxes                      (4,672,142)           (2,354,230)         (703,429)
     Valuation allowance                     27,392,956            13,781,371         5,943,327
                                          --------------        --------------     -------------
     Income tax provision (credit) as
        reported                          $          --         $          --      $         --
                                          ---------------       --------------     -------------
                                          ---------------       --------------     -------------

     At December 31, 1999, the Company had cumulative tax net operating loss carryforwards aggregating approximately $83,992,000 expiring between 2008 and 2020. At December 31, 1999, the Company had recorded a valuation allowance related to its net deferred tax assets aggregating approximately $46,746,000.

11. COMMITMENTS AND CONTINGENCIES

   LITIGATION

     The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the results of operations, financial position or cash flow of the Company.

   LEASES AND OTHER

     The Company obtained four letters of credit totaling $3,896,880. The first letter, for $500,000, was obtained as part of the Chicago franchise agreement. The second letter is for the benefit of the Merchandise Mart totaling $1,296,880 and was obtained in place of a security deposit related to the Merchandise Mart lease. The third letter is for the benefit of the Village of Skokie totaling $100,000 pursuant to the franchise agreement. The fourth letter of credit totaling $2,000,000 is for the benefit of former owners of EnterAct and secures the $2,000,000 of long-term debt incurred as part of the transaction. These letters of credit are fully collateralized by cash, which is reflected as a restricted cash collateral reserve on the balance sheet. The Company invests the cash in commercial paper or certificates of deposit. For the year ended December 31, 1999, the nine months ended December 31, 1998, and for the year ended March 31, 1998, commercial paper investments earned $72,880, $71,920 and $95,505, respectively, in interest income.

     The Company entered into a 15-year lease, dated January 31, 1997 (the "Apparel Lease") for its headquarters and NOC. The Apparel Lease initially covered 32,422 square feet, and was increased on July 1, 1998 to cover 40,397 square feet.

     As of December 31, 1999, the aggregate minimum rental commitments under this and other operating lease agreements were as follows:

                  2000                  $1,810,918
                  2001                   1,892,248
                  2002                   1,792,739
                  2003                   1,583,237
                  2004                   1,320,919
                  Thereafter             9,227,382
                                       -----------
                      Total            $17,627,443
                                       -----------
                                       -----------

     Rent expense under operating leases was $1,556,164, $1,499,097, and $662,753 for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998, respectively.

     The Company has entered into capitalized lease agreements pertaining to certain vehicles and computer hardware. As of December 31, 1999, the aggregate minimum rental commitments under these capitalized lease agreements were as follows:

                  2000                  $1,005,962
                  2001                     785,457
                  2002                     571,300
                  2003                     507,680
                  Less Interest           (397,557)
                                     --------------
                      Total             $2,472,842
                                     --------------
                                     --------------

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

12. MERGER AGREEMENT

     On December 12, 1999, 21st Century entered into a definitive agreement to merge with RCN Corporation in a transaction worth $212 million plus debt. RCN will be the surviving corporation. The merger is expected to be completed during the second quarter of 2000, once necessary regulatory and shareholder approvals are obtained, the Company's Senior Discount Notes and Subordinated Exchange Debentures (which were issued in February 2000 in exchange for the Company's Senior Exchangeable Preferred Stock) are retired or amended to accommodate the merger, and other conditions to close are completed.

     The transaction, if approved by regulators and completed, will constitute a change in control of the Company. Stock options granted to employees, certain change in control agreements, and employee severance plans become operative. Direct merger-related costs have been expensed as incurred.

13. GOING CONCERN

     The Company has incurred net losses in each year since its inception, and as of December 31, 1999, the Company had an accumulated deficit of $144,640,348. The Company anticipates that it will continue to expand its operations and continue to incur net losses during the next several years as a result of (i) substantially increased depreciation and amortization from the construction of networks, (ii) significantly increased operating expenses as it builds its subscriber base and (iii) interest charges associated with the Senior Discount Notes. There can be no assurance that growth in the Company's revenues or subscriber base will occur or that the Company will be able to achieve or sustain profitability or positive cash flow.

     On December 12, 1999, the Company entered into a definitive agreement to merge with RCN Corporation, a publicly traded company that provides video, telephone and data connections to primarily residential subscribers through an advanced broadband network.

     As of December 31, 1999, the Company had approximately $28,000,000 of cash and short-term investments and $40,000,000 available on its line of credit. The Company's fiscal 2000 business plan anticipates negative cash flow from operations and capital spending well in excess of these amounts. Management is highly confident that the pending merger will be consummated and RCN Corporation will be able to both fund and execute its fiscal 2000 business plan. If the merger were not to occur, management believes that sufficient funding could be arranged to continue operating through the end of fiscal 2000; however, such funding sources are not currently in place.

14. RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. Management believes that this statement will not have a material effect on results of operations and financial position.

     Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" is effective beginning in the first quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management believes that this statement will not have a material effect on results of operations and financial position of the Company.

15. SUBSEQUENT EVENTS

     On December 10, 1999, the Company declared a quarterly dividend of .034375 share of 13 3/4% Senior Cumulative Exchangeable Preferred Stock per each share of Exchangeable Preferred Stock outstanding as of February 1, 2000, payable on February 15, 2000. On February 15, 2000, the company issued 2,182.3274 shares as payment of the declared dividend.

     On February 9, 2000 the Company terminated the 1999 ISP Stock Plan. On that date, no options were vested.

     On February 15, 2000, the Company exchanged all of the 13 3/4% Senior Cumulative Exchangeable Preferred Stock into 13 3/4% Exchange Debentures due 2010 with a face value of $65,668,000.

     On March 7, 2000, the Company entered into Amendment No. 3 to its bank revolving credit facility which waived compliance with certain financial and operating covenants through September 30, 2000, and converted the revolving credit facility into a term loan with the same maturity, covenants, and other terms as were provided in the revolving credit agreement. On March 7, 2000, the Company borrowed $40 million under the new term loan facility.

                            QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------
                                            DECEMBER 31, 1999    SEPTEMBER 30, 1999    JUNE 30, 1999         MARCH 31, 1999
                                            -----------------    ------------------    -------------         --------------
Operating revenues                            $  4,376,256         $  3,150,238         $  2,668,239         $  1,125,401

Operating loss                                $(15,394,813)        $(11,206,772)        $ (9,701,146)        $ (7,081,556)

Net loss attributable to common shares        $(25,170,978)        $(19,782,687)        $(18,111,391)        $(15,070,024)

Basic and diluted loss per share              $      (5.91)        $      (4.68)        $      (4.29)        $      (3.98)


                                                                         FOR THE THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------
                                            DECEMBER 31, 1998    SEPTEMBER 30, 1998    JUNE 30, 1998         MARCH 31, 1998
                                            -----------------    ------------------    -------------         --------------
Operating revenues                            $    453,861         $    280,159         $    139,878         $     65,491

Operating loss                                $ (8,847,454)        $ (7,293,150)        $ (5,886,074)        $ (5,252,740)

Net loss attributable to common shares        $(15,514,946)        $(13,978,871)        $(12,223,602)        $ (9,132,218)

Basic and diluted loss per share              $      (4.44)        $      (4.00)        $      (3.50)        $      (2.74)


                                                                         FOR THE THREE MONTHS ENDED
                                          -----------------------------------------------------------------------------
                                          DECEMBER 31, 1997    SEPTEMBER 30, 1997    JUNE 30, 1997       MARCH 31, 1997
                                          -----------------    ------------------    -------------       --------------
Operating revenue                             $    43,877         $    37,158         $    42,497         $    27,480

Operating loss                                $(4,816,430)        $(2,190,282)        $(1,203,601)        $  (802,586)

Net loss attributable to common shares        $(5,573,193)        $(2,638,655)        $(1,920,941)        $(1,183,561)

Basic and diluted loss per share              $     (2.34)        $     (1.11)        $     (0.81)        $     (0.52)

Quarterly loss per share amounts may not total loss per share amounts for the year due to changes in the number of shares outstanding.

                        21st CENTURY TELECOM GROUP, INC.

           SCHEDULE II-CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS



                                                                   ADDITIONS
                                                        --------------------------------
                                        BALANCE                           CHARGED TO                          BALANCE
                                     BEGINNING OF        CHARGED TO          OTHER            OTHER            END OF
ALLOWANCE FOR UNCOLLECTIBLES            PERIOD             INCOME          ACCOUNTS         DEDUCTIONS         PERIOD
                                    ----------------    -------------   ----------------  ---------------   -------------
Nine months ended Decmber 31,1998      $     - (1)        $   1,376           $ -               $ -           $   1,376
Year ended December 31, 1999           $ 1,376            $ 470,812           $ -               $ -           $ 472,188



--------------------
 (1) An allowance for uncollectibles was not recorded in the year ended March 31, 1998

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

                               21st CENTURY TELECOM GROUP, INC.

                                       /s/ Ronald D. Webster
                               ----------------------------------------------
                               By: Ronald D. Webster, Chief Financial Officer


                                      /s/ James K. Nugent
                               ----------------------------------------------
                               By: James K. Nugent, Corporate Controller

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  PRINCIPAL EXECUTIVES AND ACCOUNTING OFFICERS
                  --------------------------------------------

         SIGNATURE                     TITLE                                 DATE
         ---------                     -----                                 ----

   /s/ Edward T. Joyce           Chairman of the Board of Directors       March 16, 2000
----------------------------
Edward T. Joyce

   /s/ Robert J. Currey          President, Chief Executive Officer       March 16, 2000
-----------------------------    and Director
Robert J. Currey

   /s/ Ronald D. Webster         Chief Financial Officer                  March 16, 2000
----------------------------
Ronald D. Webster

   /s/ William Farley            Director                                 March 16, 2000
----------------------------
William Farley

  /s/ Elzie Higginbottom         Director                                 March 16, 2000
----------------------------
Elzie Higginbottom

  /s/ Dr. Charles E. Kaegi       Director                                 March 16, 2000
----------------------------
Dr. Charles E. Kaegi



  /s/ James H. Lowry             Director                                 March 16, 2000
--------------------------
James H. Lowry

  /s/ Glenn W. Milligan          Director                                 March 16, 2000
--------------------------
 Glenn W. Milligan

  /s/ David Kronfeld             Director                                 March 16, 2000
---------------------
David Kronfeld

 /s/ Thomas Neustaetter          Director                                 March 16, 2000
---------------------------
Thomas Neustaetter

 /s/ James K. Nugent             Controller                               March 16, 2000
------------------------
James K. Nugent


                                  EXHIBIT INDEX

---------------- --------------------------------------------------------------------------------------
Exhibit No.      Description of Exhibits
---------------- --------------------------------------------------------------------------------------
3.1*             Amended Articles of Incorporation

---------------- --------------------------------------------------------------------------------------
3.2*             By-laws
---------------- --------------------------------------------------------------------------------------
4.1*             Indenture dated February 15, 1998 between the Company, as
                 Issuer, and State Street Bank and Trust, as Trustee, with
                 respect to the 12 1/4% Senior Discount Notes Due 2008

---------------- --------------------------------------------------------------------------------------
4.2*             Form of the 12 1/4% Senior Discount Notes Due 2008
---------------- --------------------------------------------------------------------------------------
4.3*             Indenture dated as of February 15, 1998 between the Company and
                 IBJ Stirred Bank & Trust Company, as Trustee, with respect to the Exchange Debenture
---------------- --------------------------------------------------------------------------------------
4.4*             Form of the 13 3/4% Senior Cumulative Exchangeable Preferred Stock Due 2010
---------------- --------------------------------------------------------------------------------------
4.5*             Registration Rights Agreement dated as of February 2, 1998 by and among the Company and Credit Suisse First Boston Corporation, BancAmerica Robertson Stephens and
                 BancBoston Securities, Inc., as Initial Purchasers
---------------- --------------------------------------------------------------------------------------
10.1*            Franchise Agreement dated as of June 24, 1996 by and among the City of Chicago and the Company
---------------- --------------------------------------------------------------------------------------
10.2*            License Agreement dated as of October 27, 1994 by and among the Chicago Transit
                 Authority and the Company
---------------- --------------------------------------------------------------------------------------
10.3*            CSG Master Subscriber Management System Agreement dated as of May 28, 1997 by and among CSG Systems, Inc. and the Company
---------------- --------------------------------------------------------------------------------------
10.4*            Telemarketing Consultation Agreement dated as of August 5, 1997 by and among the
                 Company and ITI Marketing Services, Inc.
---------------- --------------------------------------------------------------------------------------
10.5*            Pole Attachment Agreement dated as of April 3, 1996 by and among the Company and
                 Commonwealth Edison Company
---------------- --------------------------------------------------------------------------------------
10.6*            Pole Attachment Agreement dated as of November 14, 1998 by and among the Company and
                 Ameritech--Illinois
---------------- --------------------------------------------------------------------------------------
10.7*            Office Lease dated January 31, 1997 by and among the Company and LaSalle National
                 Bank
---------------- --------------------------------------------------------------------------------------
10.8*            Franchise Agreement dated as of March 16, 1998 by and between the Village of Skokie,
                 Illinois and 21st Century Cable TV of Illinois, Inc.
---------------- --------------------------------------------------------------------------------------
10.9*            Interconnection Agreement dated as of May 5, 1997 by and
                 between Ameritech Information Industry Services and 21st
                 Century Telecom of Illinois, Inc.
---------------- --------------------------------------------------------------------------------------
10.10*           Network Products Purchase Agreement by and between Northern Telecom Inc. and the
                 Company
---------------- --------------------------------------------------------------------------------------
12.1             Statement regarding Computation of Earnings Ratio to Fixed Charges
---------------- --------------------------------------------------------------------------------------
21.1*            Subsidiaries of the Company
---------------- --------------------------------------------------------------------------------------
23.1             Consent of Arthur Andersen LLP with Respect to the Company
---------------- --------------------------------------------------------------------------------------
27.1             Financial Data Schedule
---------------- --------------------------------------------------------------------------------------

* Incorporated herein by reference to the Company's S-4 Registration Statement filed on March 3, 1998 (Commission File No. 333-47235).